Form 10QSB
period 2003-02-28
AMERICAN BUSING CORP
filed 2003-04-29
CIK 1204947

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                     -------

                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

          For the quarterly period ended February 28, 2003.


                           AMERICAN BUSING CORPORATION
                           ---------------------------
             (Exact name of registrant as specified in its charter)

Nevada                                                       33-1025552
------                                                       ----------
(State or other jurisdiction                                 (I.R.S. Employer
of incorporation or organization)                            Identification no.)

            Suite 1400-3675 Pecos-McLeod Las Vegas, Nevada 89121-3881
         10080 E. Mountain View Lake Dr. N145 Scottsdale, Arizona, 85258
                Telephone (480) 314-1126 Facsimile: 480-314-1129
         ----------------------------------------------------------------
          (Address and telephone number of principal executive offices)


                                 Stepp Law Group
                           1301 Dove Street, Suite 460
                         Newport Beach, California 92660
                     Tel: (949) 660-9700 Fax: (949) 660-9010
           ----------------------------------------------------------
           (Name, address and telephone number for Agent for Service)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

          (X) Yes    / / No

     As of April 28, 2003, the Registrant had 11,050,000 shares of Common Stock, par value $0.001 per share outstanding.

                           AMERICAN BUSING CORPORATION
--------------------------------------------------------------------------------




                                TABLE OF CONTENTS
                                -----------------




PART I. FINANCIAL INFORMATION.................................................2

   ITEM 1.  FINANCIAL STATEMENTS..............................................2
   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
   CONDITION AND RESULTS OF OPERATIONS........................................9
      DESCRIPTION OF BUSINESS.................................................9
      INDUSTRY OVERVIEW......................................................10
      REVENUE................................................................11
      EXPENSES...............................................................11
      LIQUIDITY AND CAPITAL RESOURCES........................................12
   ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.......12

PART II. OTHER INFORMATION...................................................13

   ITEM 1.  LEGAL PROCEEDINGS................................................13
   ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS........................13
   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES..................................13
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............13
   ITEM 5.  OTHER INFORMATION................................................13
   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.................................13

SIGNATURES...................................................................13

EXHIBIT 99.1.................................................................14

   CERTIFICATIONS............................................................14




















--------------------------------------------------------------------------------
                                Table of Contents                       Page i

                           AMERICAN BUSING CORPORATION
                          (A Development Stage Company)
--------------------------------------------------------------------------------

PART I. FINANCIAL INFORMATION
-----------------------------

ITEM 1. FINANCIAL STATEMENTS
----------------------------



                        CONSOLIDATED FINANCIAL STATEMENTS
                        ---------------------------------


                                                                         Page
                                                                         ----


Consolidated Financial Statements:

     Consolidated Balance Sheet                                          F-2

     Consolidated Statement of Operations                                F-3

     Consolidated Statement of Changes in Stockholders' Equity       F-4 and F-5

     Consolidated Statement of Cash Flows                                F-6

     Notes to Consolidated Financial Statements                          F-7

--------------------------------------------------------------------------------

                           AMERICAN BUSING CORPORATION
                          (A Development Stage Company)
--------------------------------------------------------------------------------

                           CONSOLIDATED BALANCE SHEET
                           --------------------------

                                     ASSETS
                                     ------
                                                                                  August 31,
                                                          February 28, 2003          2002
                                                             (Unaudited)         (See Note 1)
                                                          -----------------    -----------------
CURRENT ASSETS
    Cash                                                  $         7,170      $         2,091
    Accounts Receivable                                            10,205
                                                          -----------------    -----------------
      Total current assets                                         17,375                2,091
                                                          -----------------    -----------------

PROPERTY AND EQUIPMENT
    Transportation equipment (net of accumulated
    depreciation of $1,748 at February 28, 2003;
    $67 at August 31, 2002)                                        10,143               10,318
                                                          -----------------    -----------------
      Total property and equipment                                 10,143               10,318
                                                          -----------------    -----------------

          Total assets                                    $        27,518      $        12,409
                                                          =================    =================


CURRENT LIABILITIES
    Bank Indebtedness                                     $             -      $             -
    Accounts payable                                                2,479               11,142
    Due to related parties                                            450                  780
    Income tax payable                                              7,562                  349
                                                          -----------------    -----------------
      Total current liabilities                                    10,491               12,271
                                                          -----------------    -----------------

Commitments and contingencies

STOCKHOLDERS' EQUITY
    Common stock, $.001 par value; 75,000,000 shares
    authorized, 8,000,000 shares issued and outstanding
    at August 31, 2002 and 11,050,000 issued and
    outstanding at February 28, 2003                               11,050                8,000
    Paid-in Capital                                                 9,515
    Discount on common stock issued                                (7,990)              (7,935)
    Income accumulated during the development period
                                                                    3,848                   73
Other accumulated comprehensive income                                614                    -
                                                          -----------------    -----------------
                                                                   17,037                  138
Less: Share Subscription Receivable                                    10                    -
                                                          -----------------    -----------------
Total stockholders' equity                                         17,027                  138
                                                          -----------------    -----------------

          Total liabilities and stockholders' equity      $        27,518      $        12,409
                                                          =================    =================






    The accompanying notes are an integral part of the financial statements.

--------------------------------------------------------------------------------

                           AMERICAN BUSING CORPORATION
                          (A Development Stage Company)
--------------------------------------------------------------------------------

                      CONSOLIDATED STATEMENT OF OPERATIONS
                      ------------------------------------
                                    Unaudited
                                    ---------


                                                                                  August 7,
                                                                                     2002
                                             Three Months       Six Months       (Inception)
                                                Ended             Ended            Through
                                             February 28,      February 28,      February 28,
                                                 2003              2003              2003
                                            --------------    --------------    --------------

Revenues                                    $     31,055      $     60,953      $     63,566
                                            --------------    --------------    --------------


Expenses:

Transportation expense                            10,915            21,621            22,139

Salaries                                           6,604            14,569            15,089

Depreciation                                         812             1,605             1,672

    Insurance and Licenses                         1,219             2,497             2,737

Services paid by issuing common shares                 -                 -                65

      Administrative expenses                      7,233            10,005            10,786
                                            --------------    --------------    --------------
      Total expenses                              26,783            50,297            52,488
                                            --------------    --------------    --------------

Income before income taxes                         4,272            10,656            11,078

Less: Income taxes                                 3,788             6,881             7,230
                                            --------------    --------------    --------------

Net Income                                  $        484      $      3,775      $      3,848
                                            ==============    ==============    ==============


Net Income per common share                 $         *       $         *       $         *

Average common shares outstanding             11,050,000        10,180,501         9,989,362
* Less than $.01 per share

Other Comprehensive Income:
     Net Income                             $        484      $      3,775      $      3,848
Foreign currency translation adjustment              614               614               614
                                            --------------    --------------    --------------
Total comprehensive income                  $      1,098      $      4,389      $      4,462
                                            ==============    ==============    ==============








    The accompanying notes are an integral part of the financial statements.

--------------------------------------------------------------------------------

                           AMERICAN BUSING CORPORATION
                          (A Development Stage Company)
--------------------------------------------------------------------------------

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 ----------------------------------------------
              August 7, 2002 (Inception) Through February 28, 2003
              ----------------------------------------------------
                                    Unaudited
                                    ---------

                                                                                                            Income
                                                                                                         Accumulated
                                                                                          Accumulated       During
                                Common         Common        Discount                        Other           the
                                Stock          Stock            On          Paid in      Comprehensive   Development
                                Shares         Amount      Common Stock     Capital          Income         Stage          Total
                             ------------   ------------   ------------   ------------   -------------   ------------   ------------

Common stock issued on
August 7,2002                        100    $        65    $        --    $        --    $         --    $        --    $        65

Recapitalization on reverse
acquisition August 8, 2002     7,999,900          7,935         (7,935)            --              --             --             --

Net income for the period
from August 7, 2002
(inception) through August
31, 2002                              --             --             --             --              --             73             73
                             ------------   ------------   ------------   ------------   -------------   ------------   ------------

Balance August 31, 2002        8,000,000          8,000         (7,935)            --              --             73            138

Common stock issued on
October 22, 2002  private
placement (Unaudited)          2,000,000          2,000             --             --              --             --          2,000

Common stock issued on
October 31, 2002 private
placement (Unaudited)          1,050,000          1,050             --          9,450              --             --         10,500

Redemption of common stock
November 12, 2002
(unaudited)                   (8,000,000)        (8,000)         7,935             65              --             --             --

Issuance of common stock on
November 12, 2002
(unaudited)                    8,000,000          8,000         (7,990)            --              --             --             10

Foreign currency translation
adjustment (unaudited)                --             --             --             --             614             --            614


    The accompanying notes are an integral part of the financial statements.


--------------------------------------------------------------------------------


                           AMERICAN BUSING CORPORATION
                          (A Development Stage Company)
--------------------------------------------------------------------------------

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 ----------------------------------------------
              August 7, 2002 (Inception) Through February 28, 2003
              ----------------------------------------------------
                                    Continued
                                    ---------
                                    Unaudited
                                    ---------

                                                                                                            Income
                                                                                                         Accumulated
                                                                                          Accumulated       During
                                Common         Common        Discount                        Other           the
                                Stock          Stock            On          Paid in      Comprehensive   Development
                                Shares         Amount      Common Stock     Capital          Income         Stage          Total
                             ------------   ------------   ------------   ------------   -------------   ------------   ------------

Net income for the period
from September 1, 2002
through February 28, 2003             --    $        --    $        --    $        --    $         --    $     3,775    $     3,775
                             ------------   ------------   ------------   ------------   -------------   ------------   ------------

                              11,050,000         11,050         (7,990)         9,515             614          3,848         17,037

Less common stock
subscription receivable               --             --             --             --              --             --            (10)
                             ------------   ------------   ------------   ------------   -------------   ------------   ------------

Balance, February 28, 2003
(unaudited)                   11,050,000    $    11,050    $    (7,990)   $     9,515    $         28    $     3,848    $    17,027
                             ============   ============   ============   ============   =============   ============   ============





























     The accompanying notes are an integral part of the financial statements

                                       F-5

--------------------------------------------------------------------------------
                                                                        Page 6

                           AMERICAN BUSING CORPORATION
                          (A Development Stage Company)
--------------------------------------------------------------------------------

                       Consolidated Statement of Cash Flow
                       -----------------------------------
                                    Unaudited
                                    ---------

                                                         Six months         August 7, 2002
                                                            Ended         (inception) through
                                                      February 28, 2003    February 28, 2003
                                                      -----------------    -----------------

Cash flows from operating activities:
    Net Income (loss)                                 $         4,389      $         4,462
    Reconciling Adjustments:
      Depreciation                                              1,605                1,672
      Common stock issued for services                                                  65
      Change in operating assets and liabilities:
        Accounts Receivable                                   (10,205)             (10,205)
        Accounts payable                                      ( 8,663)             ( 7,906)
        Accounts payable - related parties                    (   330)                 450
        Income tax payable                                      7,213                7,562
                                                      -----------------    -----------------
Net cash provided by operating activities                     ( 5,991)             ( 3,900)
                                                      -----------------    -----------------

Cash flows from financing activities:
      Share capital issued                                     12,500               12,500
                                                      -----------------    -----------------
Cash provided by financing activities                          12,500               12,500
                                                      -----------------    -----------------

Cash flows from investing activities:
    Acquisition of property and equipment                     ( 1,430)             ( 1,430)
                                                      -----------------    -----------------
Cash (used) by investing activities                           ( 1,430)             ( 1,430)
                                                      -----------------    -----------------

Net change in cash                                              5,079                7,170
Beginning cash balance                                          2,091                   --
                                                      -----------------    -----------------
Ending cash balance                                   $         7,170      $         7,170
                                                      =================    =================

Supplemental disclosure of cash flow information:
    Cash paid during the period for -
      Interest                                        $             -      $             -
      Income taxes                                    $             -      $             -


Supplemental schedule of non-cash investing
and financing activities:
  Acquisition of transportation equipment for
  account payable                                     $             -      $        10,385
    Common stock issued                               $             -      $            65












    The accompanying notes are an integral part of the financial statements.

--------------------------------------------------------------------------------

                           AMERICAN BUSING CORPORATION
                          (A Development Stage Company)
--------------------------------------------------------------------------------

                          Notes to Financial Statements
                          -----------------------------
                   September 1, 2002 Through February 28, 2003
                   -------------------------------------------


Note 1 - Financial Statements
-----------------------------

American Busing Corporation has prepared the accompanying consolidated financial statements included herein without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the August 31, 2002 audited restated financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependant upon the facts that will exist, and procedures that will be accomplished by the Company later in the year. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year. In management's opinion all adjustments necessary for a fair presentation of the Company's financial statements are reflected in the interim periods included.

Amounts shown for August 31, 2002 were taken from the audited restated financial statements of that date.

Note 2 - Common Stock
---------------------

American Busing Corporation during the period from September 1, 2002 to February 28, 2003 had three private placements of stock and one redemption. On October 22, 2002, the company accepted and executed subscription agreements for 2,000,000 common shares, having $0.001 par value per share at an offering price of $0.001 per share, for gross offering proceeds of $2,000, pursuant to Regulation D Rule 506 of the Securities Act of 1933. On October 31, 2002, the company accepted and executed subscription agreements for 1,050,000 common shares, having $0.001 par value per share at an offering price of $0.01 per share for gross offering proceeds of $10,500, pursuant to Regulation D rule 506 of the Securities Act of 1933. On November 12, 2002 the company redeemed 8,000,000 common shares, having $0.001 par value per share, owned by Paratransit Busing Corporation for no compensation. On November 12, 2002, the company issued 8,000,000 shares, having $0.001 par value per share, to the director of the Company, at an offering price of $0.0000012 per share for gross offering proceeds of $10.

--------------------------------------------------------------------------------

                           AMERICAN BUSING CORPORATION
--------------------------------------------------------------------------------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------


DESCRIPTION OF BUSINESS
-----------------------

Paratransit Busing Corporation was incorporated on July 23, 2002, for the purpose of participating in the transportation industry. In that regard, Paratransit Busing Corporation caused American Busing Company, a Nevada corporation, to be formed on August 5, 2002, and Able Busing Corporation, a Saskatchewan corporation, to be formed on August 7, 2002.

Paratransit Busing Corporation is owned by Perry Ceccarelli. Shortly after incorporating Paratransit Busing Corporation, American Busing Company, and Able Busing Corporation, Mr. Ceccarelli learned that his mother had little time to live, and, therefore, Mr. Ceccarelli decided to discontinue the participation by him and Paratransit Busing Corporation in the transportation business.

Paratransit Busing Corporation is considered to be our predecessor from the period commencing on July 23, 2002, until August 5, 2002 (our date of incorporation). During this time Paratransit Busing Corporation had no operations. We have no financial statements of Paratransit Busing Corporation to include herein. We believe that the financial situation of Paratransit Busing Corporation for that period that it was our predecessor are not material and, therefore, we have decided not to include those financial statements herein.

We were established for the purpose of conducting the business of busing handicapped persons to various educational programs that are undertaken by their caregivers. It is the Company's objective to provide to its clients an efficient, professional and safe transportation of these persons to and from their learning programs.

To accomplish the above objective the founder of our company, Perry Ceccarelli, had his company Paratransit Busing Corporation establish American Busing Company (a Nevada company) and Able Busing Corporation (a Saskatchewan, Canada company). Once this was completed a reorganization was put into effect so that American Busing Corporation solely owned Able Busing Corporation. The reorganization was effected by Paratransit Busing Corporation selling its 100 shares in Able Busing Corporation to us in exchange for 8,000,000 common shares in our company. This transaction is commonly referred to as a reverse acquisition. There were no material agreements in completing this reverse acquisition because Paratransit Busing Corporation controlled both Able Busing Corporation and American Busing Corporation. Able Busing Corporation was not an operating entity prior to the reverse acquisition. The business purpose for performing the reverse acquisition was to establish a parent and subsidiary corporate structure that allowed our company to carry on business in the Province of Saskatchewan, Canada through a subsidiary corporation registered to carry on business in that province. The Company is the sole shareholder of Able Busing Company established for the purpose of busing handicapped or mentally challenged persons for Cosmopolitan Learning Centre Inc. in the Province of Saskatchewan, Canada. The Company has established this subsidiary to enter the transportation industry in this market. The sole director of the subsidiary is Ms. Kim Dmuchowski. We employ 8 employees including Mr. Forister and Ms. Dmuchowski with no full time employee's.

Mr. Perry Ceccarelli was from the date of our inception (August 5, 2002) to the date of his departure on November 12, 2002 the sole director and officer of our company. Mr. Ceccarelli resigned these positions on November 12, 2002 because of the impending death of his mother and therefore was unable to fulfill his duties to the Company. As a result we redeemed Paratransit Busing Corporation 8,000,000 shares for no consideration and issued from treasury an additional 8,000,000 shares to Mr. Edmond Forister an existing shareholder in our company for $10, which passed control to Mr. Edmond Forister. Mr. Edmond Forister then became the sole director and officer of our company and still maintains those roles to the date of this registration statement.

We have insured our buses from loss or damage through the purchase of our Government of Saskatchewan license plates. This insurance is provided by the Government of Saskatchewan and is provided to every vehicle license plate holder by law. If our buses are in an accident that is our fault we have to pay a $750 deductible. This deductible pays to repair our bus and the other persons vehicle. If the accident is not our fault we pay nothing and the government


--------------------------------------------------------------------------------

                           AMERICAN BUSING CORPORATION
--------------------------------------------------------------------------------


sponsored insurance fund pays for the repair of our bus. We also carry $2,000,000 personal insurance if any person or third party is injured on or by our buses.

The role of Mr. Edmond Forister, the sole officer and director of the Company, is to ensure all private placement funding is conducted in accordance with all securities legislation; that all accounting functions in the parent and subsidiary are complete and accurate and prepared in a timely fashion; and, to ensure all Federal and State public filings are complete and accurate.

The role of Ms. Kim Dmuchowski is to conduct the day-to-day operations of the subsidiary to the satisfaction of our one client, Cosmopolitan Learning Centre Inc. Ms. Dmuchowski ensures that the drivers maintain their buses and student delivery schedules are maintained. The drivers of the buses have a high degree of autonomy in determining their routes, schedules and are responsible for maintaining the bus that they drive and reporting the cost to Ms. Dmuchowski for payment by the subsidiary company. Mr. Dmuchowski is responsible for handling all complaints for the client.

The Company's subsidiary, Able Busing Company, executed a material contract with the Cosmopolitan Learning Centre Inc. on August 26, 2002 to provide busing services. This contract is for a term of two years and pays the subsidiary company $10,697.97 USD ($16,980.90 CDN) including Goods and Services Tax each month or $128,375.60 USD ($203,770.80 CDN) annually. The contract has provisions to increase this compensation by the amount of $94.31 USD ($149.71 CDN) plus Goods and Services Tax for each person that is bused in excess of 106 persons. The contract also provide for a 3% inflation increase to the above prices after the first year of service.

The Company intends to target the following primary markets:

     a) Other organizations requiring the busing of their handicapped or mentally challenged persons;
     b) Urban private and public school busing of students from kindergarten to completion of high school;
     c) Rural private and public school busing of students from kindergarten to completion of high school.

The competitive business condition faced by our Company is the ability to lobby decision makers who decide busing contracts. Upon the awarding of a contract, the Company can obtain financing, if required, based on the terms of this contract with major financial institutions who lend money by taking as security the income stream from the contract. In the busing industry the bus drivers who drive the bus will follow the company who obtains the contract. In our circumstances with Cosmopolitan Learning Centre Inc. we effectively lobbied the decision makers and won the contract, purchased the buses from the previous contractor and hired the drivers who drove those buses.

Our Company is one of the smallest busing companies in the busing industry in the Province of Saskatchewan. We intend to increase our position in the industry by effectively lobbying other decision makers as the busing contracts come up for bid or renewal.

The Company believes that the overall growth of its business will be prefaced on the reference it receives from its performance on the Cosmopolitan Learning Centre Inc. contract. Upon a good reference being received endorsing the Company's successful performance of the contract it will be able to apply or bid on other similar contracts in this industry. No government approval is required for the busing of handicapped students in the Province of Saskatchewan nor are we aware of the necessity for government approval of busing handicapped students in other markets we might be interested in.


INDUSTRY OVERVIEW
-----------------

Our company participates in the education busing industry by busing handicapped students to their learning center.

The busing of students both handicapped and non-handicapped is characterized by intense and substantial competition. A number of our competitors are well established, substantially larger and have substantially greater market recognition and greater resources. Increased competition by existing and future


--------------------------------------------------------------------------------

                           AMERICAN BUSING CORPORATION
--------------------------------------------------------------------------------


competitors could materially and adversely affect our profitability. Moreover, our success depends on maintaining a high quality of efficiency so that timeliness of delivery is achieved.

We will compete with other busing providers in the education busing industry such as First Bus Canada Limited and Southwest Contract Services Inc. Further, other busing providers may follow a business strategy similar to ours and may compete directly with us for the same customers. Most of our competitors have significantly greater financial, technical, marketing and other resources than we have.

These potential competitors may be able to respond more quickly to new or changing opportunities, equipment requirements and customer requirements than us and may be able to undertake more extensive promotional activities, offer more attractive terms to customers and adopt more aggressive pricing policies than we do.

The Company intends to target the following primary markets:

     d) Other organizations requiring the busing of their handicapped or mentally challenged persons;
     e) Urban private and public school busing of students from kindergarten to completion of high school;
     f) Rural private and public school busing of students from kindergarten to completion of high school.

The competitive business condition faced by our Company is the ability to lobby decision makers who decide busing contracts. Upon the awarding of a contract, the Company can obtain financing, if required, based on the terms of this contract with major financial institutions who lend money by taking as security the income stream from the contract. In the busing industry the bus drivers who drive the bus will follow the company who obtains the contract. In our circumstances with Cosmopolitan Learning Centre Inc. we effectively lobbied the decision makers and won the contract, purchased the buses from the previous contractor and hired the drivers who drove those buses.


REVENUE
-------

We have earned $73 in the first 26 days of operation and $3,775 for the six months ended February 28, 2003. The income earned to date reflects that our Company operates at breakeven due to the start-up nature of our business.


EXPENSES
--------

We anticipate that our transportation expense will increase in the future because this category will capture all expenses incurred to operate the vehicles such as gas and maintenance for the year. We anticipate that this expense will be approximately $43,000 for the period September 1, 2002 to August 31, 2003

We anticipate that our salaries including statutory remittances will increase in the future because this category will capture all expenses incurred to pay our bus drivers of approximately $30,000 for the periods September 1, 2002 to August 31, 2003.

We anticipate that our depreciation expense will increase in the future because a full year depreciation will be taken on our buses of approximately $3,200 for the period September 1, 2002 to August 31, 2003.

We anticipate that our insurance and licenses expense will increase in the future because a full year of taxes on purchases will have occurred and licenses for buses will have been paid for. We anticipate that this expense will be approximately $5,000 for the period September 1, 2002 to August 31, 2003.

We anticipate that our services paid by issuing common stock are a one time expense created from the purchase of our subsidiary. We anticipate that this expense will be zero in the future.

We anticipate that our administrative expenses will increase in the future because we anticipate becoming a reporting company and filing the requisite quarterly and annual reports with the Securities and Exchange Commission. In addition our auditing fees will increase because the auditor will be reviewing


--------------------------------------------------------------------------------

                           AMERICAN BUSING CORPORATION
--------------------------------------------------------------------------------


greater transactions over a one year period. We anticipate that this expense will be $20,000 for the period September 1, 2002 to August 31, 2003.

We anticipate that our income taxes will be zero for the period September 1, 2002 to August 31, 2003 as we intend to pay our subsidiaries management all remaining profit as they have not been paid the necessary remuneration during the year.

Due to the foregoing factors, our operating results are difficult to forecast. You should evaluate our prospects in light of the risk, expenses and difficulties commonly encountered by comparable development-stage companies in the bus transportation industry. We cannot assure you that we will successfully address such risks and challenges. In addition, even though we have successfully commenced satisfying our first busing contract, we cannot assure you that our revenues will increase or that we will become profitable in the future.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Since the date of our incorporation, we have raised an aggregate of $12,500 subsequent to August 31, 2002 year end. These monies were raised from two private offerings pursuant to Regulation D Rule 506. The remainder of our capital resources will be earned from the operations of the business. We anticipate that the company will be profitable in its first year of operation and earn the necessary money to continue the operation.

For the six month period ended February 28, 2003 our operating activities have used cash resources of approximately $(5,991). Our negative operating cash flow resulted principally from an outstanding receivable due from our only client "Cosmopolitan Learning Centre" of $10,205 and paying down our liabilities of $8,663 and accruing income tax owing of $7,213 that will be adjusted to zero with a bonus paid to our subsidiaries management at year end. The negative cash flow therefore is mainly due to accounting for our operation on an accrual accounting basis. We anticipate that our subsidiary will operate near or at break even for its first full fiscal year.

For the six months ended February 28, 2003 our financing activities raised $12,500 from two Regulation D Rule 506 offerings.

Our investing activities consisted of our subsidiary purchasing a bus for approximately $1,430.

At August 31, 2002 we had cash and cash equivalents of $2,091 and as of February 28, 2003 we had cash and cash equivalents of $7,170. This cash combined with the monies raised from our Regulation D rule 506 private placements of $12,500 and our anticipated revenue of $128,375 should provide sufficient cash and cash equivalents to fund our operations for the next 12 months.

If cash generated from operations, our private placements and present cash is insufficient to meet our long-term liquidity needs, we may need to raise additional funds or seek other financing arrangements. Additional funding may not be available on favorable terms or at all. In addition, although there are no present understandings, commitments, or agreements with respect to any acquisition of other businesses we may, from time to time, evaluate potential acquisitions of other busing businesses to enhance our business. In order to consummate potential acquisitions, we may issue additional securities or need additional equity or debt financing and any such financing may be dilutive to existing investors.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------------------------------------------------------------------

None.







--------------------------------------------------------------------------------

                           AMERICAN BUSING CORPORATION
--------------------------------------------------------------------------------


PART II. OTHER INFORMATION
--------------------------

ITEM 1. LEGAL PROCEEDINGS
-------------------------

There has been no legal proceedings issued against or commenced by the company.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
-------------------------------------------------

None.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES
---------------------------------------

None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

None.


ITEM 5. OTHER INFORMATION
-------------------------

We have designed controls and procedures to ensure all material information is disclosed in our financial statements and our public reports. These controls included having competent professionals prepare our financial statements and management reviewing the financial statements with our professionals to ensure they present fairly our financial position and results of operations. We have concluded that our controls are sufficient and effective to achieve the above goal.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

None.


SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            AMERICAN BUSING CORPORATION.

Dated: April 28, 2003                       By:   /s/ Edmond Forister
                                                  -------------------
                                            Name:  Edmond Forister
                                            Title:  President, Chief Executive
                                                    Officer, and Chief Financial
                                                    Officer








--------------------------------------------------------------------------------

                           AMERICAN BUSING CORPORATION
--------------------------------------------------------------------------------


Exhibit 99.1
------------

Certifications
--------------

I, Edmond Forister, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of American Busing Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: April 28, 2003


/s/ Edmond Forister
-----------------------
Edmond Forister
President, Chief Executive Officer and Chief Financial Officer













--------------------------------------------------------------------------------

                           AMERICAN BUSING CORPORATION
--------------------------------------------------------------------------------


                            CERTIFICATION PURSUANT TO

                             18 U.S.C. SECTION 1350

                             AS ADOPTED PURSUANT TO

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report American Busing Corporation (the "Company") on Form 10-QSB for the period ended February 28, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.



/s/ Edmond Forister
-----------------------------------
Edmond Forister
President, Chief Executive Officer and Chief Financial Officer




























--------------------------------------------------------------------------------
                                                                        Page 15