Form 10QSB
period 2003-05-31
AMERICAN BUSING CORP
filed 2003-07-11
CIK 1204947

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

          For the quarterly period ended May 31, 2003.


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

         10080 E. Mountain View Lake Dr. N145 Scottsdale, Arizona, 85258
                Telephone (480) 314-1126 Facsimile: 480-314-1129
         ---------------------------------------------------------------
          (Address and telephone number of principal executive offices)


                                 Stepp Law Group
                           1301 Dove Street, Suite 460
                         Newport Beach, California 92660
                     Tel: (949) 660-9700 Fax: (949) 660-9010
                     ---------------------------------------
           (Name, address and telephone number for Agent for Service)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                    (X) Yes      ( ) No

     As of July 11, 2003, the Registrant had 11,075,000 shares of Common Stock, par value $0.001 per share outstanding.

                           AMERICAN BUSING CORPORATION
--------------------------------------------------------------------------------




                                TABLE OF CONTENTS
                                -----------------




PART I.  FINANCIAL INFORMATION...............................................1

   ITEM 1.  FINANCIAL STATEMENTS.............................................1
   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
   AND RESULTS OF OPERATIONS.................................................8
      DESCRIPTION OF BUSINESS................................................8
      INDUSTRY OVERVIEW......................................................9
      REVENUE...............................................................10
      EXPENSES..............................................................10
      LIQUIDITY AND CAPITAL RESOURCES.......................................11
   ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......11

PART II. OTHER INFORMATION..................................................12

   ITEM 1.  LEGAL PROCEEDINGS...............................................12
   ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.......................12
   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.................................12
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............12
   ITEM 5.  OTHER INFORMATION...............................................12
   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K................................12

SIGNATURES..................................................................12

   CERTIFICATIONS...........................................................13






















--------------------------------------------------------------------------------
                               Table of Contents                         Page i

                           AMERICAN BUSING CORPORATION
                          (A Development Stage Company)


PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------





                        CONSOLIDATED FINANCIAL STATEMENTS
                        ---------------------------------


                                                                          Page



Consolidated Financial Statements:

     Consolidated Balance Sheet                                           F-2

     Consolidated Statement of Operations                                 F-3

     Consolidated Statement of Changes in Stockholders' Equity            F-4

     Consolidated Statement of Cash Flows                                 F-5

     Notes to Consolidated Financial Statements                           F-6

--------------------------------------------------------------------------------
10QSB - For Period Ending May 31, 2003                                  Page 1

                           AMERICAN BUSING CORPORATION
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEET
                           --------------------------

                                                                                  August 31,
                                                             May 31, 2003            2002
                                                             (Unaudited)         (See Note 1)
                                                           ----------------    ----------------
ASSETS

CURRENT ASSETS
    Cash                                                   $        6,490      $        2,091
    Accounts Receivable                                            24,985
                                                           ----------------    ----------------
      Total current assets                                         31,475               2,091
                                                           ----------------    ----------------

PROPERTY AND EQUIPMENT
    Transportation equipment (net of accumulated
     depreciation of $2,818 at May 31, 2003; $67 at
     August 31, 2002)
                                                                   10,131              10,318
                                                           ----------------    ----------------
      Total property and equipment                                 10,131              10,318
                                                           ----------------    ----------------

           Total assets                                    $       41,606      $       12,409
                                                           ================    ================


CURRENT LIABILITIES

    Accounts payable                                       $       13,757      $       11,142
    Advances from shareholder                                      10,000                   -
    Due to related parties                                            450                 780
    Income tax payable                                             12,700                 349
                                                           ----------------    ----------------
      Total current liabilities                                    36,907              12,271
                                                           ----------------    ----------------

Commitments and contingencies

STOCKHOLDERS' EQUITY
    Common stock, $.001 par value; 75,000,000 shares
     authorized, 8,000,000 shares issued and outstanding
     at August 31, 2002 and 11,050,000 issued and
     outstanding at May 31, 2003                                   11,050               8,000

    Paid-in Capital                                                 9,515
    Discount on common stock issued                                (7,990)             (7,935)
    Income (Loss) accumulated during the development
     period
                                                                   (9,120)                 73
    Other accumulated comprehensive income                          1,254                   -
                                                           ----------------    ----------------
                                                                    4,709                 138
    Less: Share Subscription Receivable                                10                   -
                                                           ----------------    ----------------
      Total stockholders' equity                                    4,699                 138
                                                           ----------------    ----------------

           Total liabilities and stockholders' equity      $       41,606      $       12,409
                                                           ================    ================






    The accompanying notes are an integral part of the financial statements.

--------------------------------------------------------------------------------
10QSB - For Period Ending May 31, 2003                                  Page 2

                           AMERICAN BUSING CORPORATION
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENT OF OPERATIONS
                      ------------------------------------
                                    Unaudited



                                                                                          August 7,
                                                                                             2002
                                                 Three Months        Nine Months         (Inception)
                                                    Ended               Ended              Through
                                                 May 31, 2003        May 31, 2003        May 31,2003
                                               ----------------    ----------------    ----------------

Revenues                                       $       38,933      $       99,886      $      102,499
                                               ----------------    ----------------    ----------------


Expenses:
    Transportation expense                             12,096              33,717              34,235
    Salaries                                            9,651              24,220              24,740
    Depreciation                                          996               2,601               2,668
    Insurance and Licenses                              1,009               3,506               3,746
    Consulting services                                10,025              10,025              10,025
    Services paid by issuing common shares                  -                   -                  65
    Administrative expenses                            13,335              23,340              24,121
                                               ----------------    ----------------    ----------------
        Total expenses                                 47,112              97,409              99,600
                                               ----------------    ----------------    ----------------

Income (Loss) before income taxes                      (8,179)              2,477               2,899

Less: Income taxes                                      4,789              11,670              12,019
                                               ----------------    ----------------    ----------------

Net Income (Loss)                              $      (12,968)     $       (9,193)     $       (9,120)
                                               ================    ================    ================


Net Income per common share                    $            *      $            *      $            *

Average common shares outstanding                  11,050,000          10,445,605          10,258,204
* Less than $.01 per share

Other Comprehensive Income:
     Net Income (Loss)                         $      (12,968)     $       (9,193)     $       (9,120)
Foreign currency translation adjustment                   640               1,254               1,254
                                               ----------------    ----------------    ----------------
Total comprehensive income (Loss)              $      (12,328)     $       (7,939)     $       (7,866)
                                               ================    ================    ================









    The accompanying notes are an integral part of the financial statements.

--------------------------------------------------------------------------------
10QSB - For Period Ending May 31, 2003                                  Page 3

                           AMERICAN BUSING CORPORATION
                          (A Development Stage Company)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 August 7, 2002 (Inception) Through May 31, 2003
                 -----------------------------------------------

                                    Unaudited

                                                                                                             Income
                                                                                                          Accumulated
                                                                                           Accumulated       During
                                Common         Common        Discount                         Other           the
                                Stock          Stock            On           Paid in      Comprehensive   Development
                                Shares         Amount      Common Stock      Capital         Income          Stage          Total
                             ------------   ------------   ------------   -------------   -------------   ------------   -----------

Common stock issued on
August 7,2002                        100    $        65    $        --    $         --    $         --    $        --    $       65

Recapitalization on reverse
acquisition August 8, 2002     7,999,900          7,935         (7,935)             --              --             --            --

Net income for the period
from August 7, 2002
(inception) through August
31, 2002                              --             --             --              --              --             73            73
                             ------------   ------------   ------------   -------------   -------------   ------------   -----------

Balance August 31, 2002        8,000,000          8,000         (7,935)             --              --             73           138

Common stock issued on
October 22, 2002  private
placement (Unaudited)          2,000,000          2,000             --              --              --             --         2,000

Common stock issued on
October 31, 2002 private
placement (Unaudited)          1,050,000          1,050             --           9,450              --             --        10,500

Redemption of common stock
November 12, 2002
(unaudited)                   (8,000,000)        (8,000)         7,935              65              --             --            --

Issuance of common stock
on November 12, 2002
(unaudited)                    8,000,000          8,000         (7,990)             --              --             --            10

Foreign currency translation
adjustment (unaudited)                --             --             --              --           1,254             --         1,254







--------------------------------------------------------------------------------
10QSB - For Period Ending May 31, 2003                                  Page 4



                           AMERICAN BUSING CORPORATION
                          (A Development Stage Company)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 August 7, 2002 (Inception) Through May 31, 2003
                 -----------------------------------------------
                                    Continued

                                    Unaudited

                                                                                                             Income
                                                                                                          Accumulated
                                                                                           Accumulated       During
                                Common         Common        Discount                         Other           the
                                Stock          Stock            On           Paid in      Comprehensive   Development
                                Shares         Amount      Common Stock      Capital         Income          Stage          Total
                             ------------   ------------   ------------   -------------   -------------   ------------   -----------

Net income (Loss) for the
period from September 1,
2002 through May 31, 2003             --    $        --    $        --    $         --    $         --    $    (9,193)   $   (9,193)
                             ------------   ------------   ------------   -------------   -------------   ------------   -----------

                              11,050,000         11,050         (7,990)          9,515           1,254         (9,120)        4,699

Less common stock
subscription receivable               --             --             --              --              --             --           (10)
                             ------------   ------------   ------------   -------------   -------------   ------------   -----------

Balance, May 31, 2003
(unaudited)                   11,050,000    $    11,050    $    (7,990)   $      9,515    $      1,254    $    (9,120)   $    4,699
                             ============   ============   ============   =============   =============   ============   ===========





















     The accompanying notes are an integral part of the financial statements

--------------------------------------------------------------------------------
10QSB - For Period Ending May 31, 2003                                  Page 5

                           AMERICAN BUSING CORPORATION
                          (A Development Stage Company)

                       Consolidated Statement of Cash Flow
                       -----------------------------------

                                    Unaudited
                                                                         August 7, 2002
                                                      Nine Months         (inception)
                                                         Ended              through
                                                      May 31, 2003        May 31, 2003
                                                    ----------------    ----------------
Cash flows from operating activities:
    Net Income (loss)                               $       (9,193)     $       (9,120)
    Reconciling Adjustments:
      Depreciation                                           2,751               2,818
      Common stock issued for services                                              65
      Change in operating assets and liabilities:
        Accounts Receivable                                (24,985)            (24,985)
        Accounts payable                                     2,615              13,757
        Shareholder's loan                                  10,000              10,000
        Accounts payable - related parties                   ( 330)                450
        Income tax payable                                  12,351              12,700
                                                    ----------------    ----------------
Net cash provided by operating activities                  ( 6,791)              5,685
                                                    ----------------    ----------------

Cash flows from financing activities:
    Share capital issued                                    12,500              12,500
                                                    ----------------    ----------------
Cash provided by financing activities                       12,500              12,500
                                                    ----------------    ----------------

Cash flows from investing activities:
    Acquisition of property and equipment                  ( 2,564)            (12,949)
                                                    ----------------    ----------------
Cash (used) by investing activities                        ( 2,564)            (12,949)
                                                    ----------------    ----------------

Foreign currency translation adjustment                      1,254               1,254
                                                    ----------------    ----------------

Net change in cash                                           4,399               6,490
Beginning cash balance                                       2,091                  --
                                                    ----------------    ----------------
Ending cash balance                                 $        6,490      $        6,490
                                                    ================    ================

Supplemental disclosure of cash flow information:
    Cash paid during the period for -
      Interest                                      $            -      $            -
      Income taxes                                  $            -      $            -


Supplemental schedule of non-cash investing
and financing activities:
    Acquisition of transportation equipment
      for account payable                           $            -      $       10,385
    Common stock issued for services                $            -      $           65







    The accompanying notes are an integral part of the financial statements.

--------------------------------------------------------------------------------
10QSB - For Period Ending May 31, 2003                                  Page 6

                           AMERICAN BUSING CORPORATION
                          (A Development Stage Company)
--------------------------------------------------------------------------------

                          Notes to Financial Statements
                     September 1, 2002 Through May 31, 2003
                     --------------------------------------


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


Note 2 - Advance from Shareholder
---------------------------------

The company has received advances from its principal shareholder without interest and payable on demand.


Note 3 - Common Stock
---------------------

American Busing Corporation during the period from September 1, 2002 to May 31, 2003 had three private placements of stock and one redemption. On October 22, 2002, the company accepted and executed subscription agreements for 2,000,000 common shares, having $0.001 par value per share at an offering price of $0.001 per share, for gross offering proceeds of $2,000, pursuant to Regulation D Rule 506 of the Securities Act of 1933. On October 31, 2002, the company accepted and executed subscription agreements for 1,050,000 common shares, having $0.001 par value per share at an offering price of $0.01 per share for gross offering proceeds of $10,500, pursuant to Regulation D rule 506 of the Securities Act of 1933. On November 12, 2002 the company redeemed 8,000,000 common shares, having $0.001 par value per share, owned by Paratransit Busing Corporation for no compensation. On November 12, 2002, the company issued 8,000,000 shares, having $0.001 par value per share, to the director of the Company, at an offering price of $0.0000012 per share for gross offering proceeds of $10.


Note 4 - Subsequent Event
-------------------------

Effective June 6, 2003, the Company paid $10,000 and issued 25,000 shares of its common stock for consulting services. A total of $10,025 is included in accounts payable as of May 31, 2003.

--------------------------------------------------------------------------------
10QSB - For Period Ending May 31, 2003                                  Page 7

                           AMERICAN BUSING CORPORATION
--------------------------------------------------------------------------------


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

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

We have insured our buses from loss or damage through the purchase of our Government of Saskatchewan license plates. This insurance is provided by the Government of Saskatchewan and is provided to every vehicle license plate holder by law. If our buses are in an accident that is our fault we have to pay a $750 deductible. This deductible pays to repair our bus and the other persons vehicle. If the accident is not our fault we pay nothing and the government sponsored insurance fund pays for the repair of our bus. We also carry $2,000,000 personal insurance if any person or third party is injured on or by our buses.


--------------------------------------------------------------------------------
10QSB - For Period Ending May 31, 2003                                  Page 8

                           AMERICAN BUSING CORPORATION
--------------------------------------------------------------------------------


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

On July 15, 2003 the Board of Directors of Cosmopolitan Learning Centre Inc. will vote on extending our contract with it under similar terms and conditions for a period of 5 years.


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



--------------------------------------------------------------------------------
10QSB - For Period Ending May 31, 2003                                  Page 9

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

The Company intends to target the following primary markets:

     (a) Other organizations requiring the busing of their handicapped or mentally challenged persons;
     (b) Urban private and public school busing of students from kindergarten to completion of high school;
     (c) Rural private and public school busing of students from kindergarten to completion of high school.

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


REVENUE
-------

We have a total comprehensive loss of $(12,328) for the nine month period ended May 31, 2003. The Net Loss to date reflects that our Company operates at a loss due to the start-up nature of our business.


EXPENSES
--------

We anticipate that our transportation expense will increase in the future because this category will capture all expenses incurred to operate the vehicles such as gas and maintenance for the year. We anticipate that this expense will be approximately $45,000 for the period September 1, 2002 to August 31, 2003.

We anticipate that our salaries including statutory remittances will increase in the future because this category will capture all expenses incurred to pay our bus drivers of approximately $32,300 for the periods September 1, 2002 to August 31, 2003.

We anticipate that our depreciation expense will increase in the future because a full year depreciation will be taken on our buses of approximately $3,500 for the period September 1, 2002 to August 31, 2003.

We anticipate that our insurance and licenses expense will increase in the future because a full year of taxes on purchases will have occurred and licenses for buses will have been paid for. We anticipate that this expense will be approximately $4,700 for the period September 1, 2002 to August 31, 2003.

We anticipate that our Consulting services are a one time expense. We anticipate that this expense will be zero in the future.

We anticipate that our services paid by issuing common stock are a one time expense created from the purchase of our subsidiary. We anticipate that this expense will be zero in the future.




--------------------------------------------------------------------------------
10QSB - For Period Ending May 31, 2003                                  Page 10

                           AMERICAN BUSING CORPORATION
--------------------------------------------------------------------------------


We anticipate that our administrative expenses will increase in the future because we anticipate becoming a reporting company and filing the requisite quarterly and annual reports with the Securities and Exchange Commission. In addition our auditing fees will increase because the auditor will be reviewing greater transactions over a one year period. We anticipate that this expense will be $31,120 for the period September 1, 2002 to August 31, 2003.

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

For the nine month period ended May 31, 2003 our operating activities have used cash resources of approximately $(6,791). Our negative operating cash flow resulted principally from an outstanding receivable due from our only client "Cosmopolitan Learning Centre" of $24,985 and accruing income tax owing of $12,351 that will be adjusted to zero with a bonus paid to our subsidiaries management at year end. The negative cash flow therefore is mainly due to accounting for our operation on an accrual accounting basis. We anticipate that our subsidiary will operate near or at break even for its first full fiscal year.

For the nine months ended May 31, 2003 our financing activities raised $12,500 from two Regulation D Rule 506 offerings.

Our investing activities consisted of our subsidiary purchasing a bus.

At August 31, 2002 we had cash and cash equivalents of $2,091 and as of May 31, 2003 we had cash and cash equivalents of $6,490. This cash combined with the monies raised from our Regulation D rule 506 private placements of $12,500 and our anticipated revenue of $128,375 should provide sufficient cash and cash equivalents to fund our operations for the next 12 months.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

None.




--------------------------------------------------------------------------------
10QSB - For Period Ending May 31, 2003                                  Page 11

                           AMERICAN BUSING CORPORATION
--------------------------------------------------------------------------------


PART II.  OTHER INFORMATION
---------------------------

ITEM 1.  LEGAL PROCEEDINGS
--------------------------

There has been no legal proceedings issued against or commenced by the company.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
--------------------------------------------------

At our legal advisors request we issued 25,000 common shares in the Company on June 6, 2003 and paid $10,000, regarding the period ended May 31, 2003, for advice on our 15c211 filing with the NASD. We have relied on subsection 4(2) of the Securities Act of 1933 and Regulation D Rule 506 in issuing the shares to our legal advisor. These shares have not been registered for resale.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

None.


ITEM 5.  OTHER INFORMATION
--------------------------

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

None.


SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            AMERICAN BUSING CORPORATION.

Dated: July 11, 2003                        By:   /s/ Edmond Forister
                                                  ------------------------------
                                            Name:   Edmond Forister
                                            Title:  President, Chief Executive
                                                    Officer, and Chief Financial
                                                    Officer






--------------------------------------------------------------------------------
10QSB - For Period Ending May 31, 2003                                  Page 12

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

Date: July 11, 2003

/s/ Edmond Forister
-------------------------------
Edmond Forister
President, Chief Executive Officer and Chief Financial Officer














--------------------------------------------------------------------------------
10QSB - For Period Ending May 31, 2003                                  Page 13

                           AMERICAN BUSING CORPORATION
--------------------------------------------------------------------------------


                            CERTIFICATION PURSUANT TO

                             18 U.S.C. SECTION 1350

                             AS ADOPTED PURSUANT TO

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report American Busing Corporation (the "Company") on Form 10-QSB for the period ended May 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.



/s/ Edmond Forister
--------------------------------------
Edmond Forister
President, Chief Executive Officer and Chief Financial Officer





























--------------------------------------------------------------------------------
10QSB - For Period Ending May 31, 2003                                  Page 14