Form 10KSB
period 2003-08-31
AMERICAN BUSING CORP
filed 2003-11-24
CIK 1204947

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

  For the Fiscal Year Ended August 31, 2003 Commission File Number: 333-101762

                           AMERICAN BUSING CORPORATION
                 (Name of small business issuer in its charter)

           Nevada                          4700                  33-1025552
(State or other jurisdiction   (Primary Standard Industrial   (I.R.S. Employer
    of incorporation or           Classification Number)     Identification No.)
       organization)

                         6075 S. Eastern Avenue, Suite 1
                        Las Vegas, Nevada USA, 89119-3146
                               (registered office)

                 23518 N. 78th Street, Scottsdale Arizona, 85255
                     Tel: (602) 206-3582 Fax: (480)502-0412.
                               (operating office)

                                  With copy to:

                                 Stepp Law Group
                          32 Executive Park, Suite 105
                            Irvine, California 92614
                     Tel: (949) 660-9700 Fax: (949) 660-9010
                               (Agent for Service)

         Securities Registered under Section 12(b) of the Exchange Act:

Common Stock - .001 Par Value                       NASD OTC: BB
(Title of Class)                        (Name of exchange on which registered)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]      No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
Yes [X]      No [ ]

The issuer's revenues for its most recent fiscal year were $129,781

The Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, as at November17, 2003 was: Not applicable as no sales to date.

As at November 14, 2003 the registrant had 11,075,000 shares of common stock, $.001 par value, issued and outstanding.

Documents Incorporated By Reference: None

Transitional Small Business Issuer Disclosure Format (check one):
Yes [ ]      No [X]

                           AMERICAN BUSING CORPORATION
--------------------------------------------------------------------------------



                                TABLE OF CONTENTS
                                -----------------


PART I........................................................................1

   ITEM 1.  DESCRIPTION OF BUSINESS...........................................1
   ITEM 2.  DESCRIPTION OF PROPERTY...........................................2
   ITEM 3.  LEGAL PROCEEDINGS.................................................3
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............3

PART II.......................................................................3

   ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..........3
   ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS..............................3
   ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................6
   ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
   CONTROL AND FINANCIAL DISCLOSURE..........................................20
   ITEM 8A. CONTROLS AND PROCEDURES..........................................20

PART III.....................................................................21

   ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS;
   COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.........................21
   ITEM 10. EXECUTIVE COMPENSATION...........................................21
   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
   AND RELATED STOCKHOLDER MATTERS...........................................22
   ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................22
   ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.................................22
   ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES...........................23
   SIGNATURES................................................................23

CERTIFICATIONS*..............................................................24


EXHIBIT......................................................................25

























--------------------------------------------------------------------------------
10KSB - Annual Report 2003                                            Page i

                           AMERICAN BUSING CORPORATION
--------------------------------------------------------------------------------

PART I
------

ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------

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


--------------------------------------------------------------------------------
10-KSB Annual Report 2003                                             Page 1

                           AMERICAN BUSING CORPORATION
--------------------------------------------------------------------------------

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

On July 15, 2003 the Board of Directors of Cosmopolitan Learning Centre Inc. was to vote on extending our contract with it under similar terms and conditions for a period of 5 years. We are now advised that the vote will occur in December.

FORWARD LOOKING STATEMENTS
--------------------------

Certain statements contained herein constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "intends," "will," or similar terms. These statements appear in a number of places in this report and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations, (ii) the Company's business and growth strategies, (iii) the wireless Internet and mobile commerce and (iv) the Company's financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors set forth under "Risk Factors" and elsewhere in this report. The preceding discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and notes related thereto included elsewhere in this report.

ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------

Our operating facilities are located at 23518 North 78th Street Scottsdale, Arizona, 85255 and 5536 Ballantine Court, Regina, Saskatchewan. These facilities are provided to us at no charge by Mr. Forister director of the Company and the


--------------------------------------------------------------------------------
10-KSB Annual Report 2003                                             Page 2

                           AMERICAN BUSING CORPORATION
--------------------------------------------------------------------------------

director of our subsidiary, Able Busing Corporation, Kim Dmuchowski, each of which are located in their residence. The Canadian operating facility functions as our main operating facility.

Our fleet of buses (7) are in good condition (4 to 5 years of remaining life), having a capacity of 24 passengers with the average age of each bus being 10 to 17 years old. The buses are owned by Able Busing Corporation, our 100% owned subsidiary and will be sufficient to conduct our business activities for the next twelve months.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

We are not aware of any legal proceedings against us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

None.


PART II
-------

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------

American Busing Corporation common stock has been quoted for trading on the OTC BB since June 5, 2003. Accordingly, there has been a limited public market for the Company's common stock. The following table sets forth high and low bid prices for the common stock for our fiscal year ending August 31, 2003. These prices represent quotations between dealers without adjustment for retail markup, markdown or commission and may or may not represent actual transactions.

     Fiscal Period                 High        Low
     ------------------------------------------------
     2003
     ----
     First Quarter                $0.000     $0.000*
     Second Quarter               $0.000     $0.000*
     Third Quarter                $0.000     $0.000*
     Fourth Quarter               $0.250     $0.010

* Our common shares were not traded during the first 3 quarters of fiscal 2002-2003.

As at November 14, 2003, the Company had approximately 22 registered shareholders owning 11,075,000 shares that were issued and outstanding with 11,050,000 shares being registered and 25,000 shares being restricted.

American Busing Corporation has not declared, and does not foresee declaring, any dividends now or in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS
---------------------------------------------

The discussion in this Report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed herein. Such risks and uncertainties are detailed in filings with the Securities and Exchange Commission, including without limitation those discussed in this section.

RESULTS OF OPERATIONS - FOR THE YEARS ENDED AUGUST 31, 2003 AND AUGUST 31, 2002

The following discussion should be read in conjunction with our consolidated financial statements and the related notes appearing at Schedule "A" in this annual report.

INTRODUCTION
------------

We have received a going concern opinion from our auditors because we have not generated sufficient revenues to earn a profit since we commenced business on August 26, 2002. Our deficit as of August 31, 2003 is $43,390 compared to retained earnings of $73 as of August 31, 2002. The discussion below provides an overview of our operations, discusses our results of operations and our liquidity and capital resources.



--------------------------------------------------------------------------------
10-KSB Annual Report 2003                                             Page 3

                           AMERICAN BUSING CORPORATION
--------------------------------------------------------------------------------

Overview
--------

From the date of our incorporation on August 5, 2002 until August 31, 2003, we have been a development-stage company. Our operating activities during this period consisted primarily of securing our contract with Cosmopolitan Learning Centre Inc., securing the purchase of buses and hiring drivers to bus the students and performing our obligations under our contract.

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles. We have expensed all development expenses related to the establishment of Able Busing Corporation, our subsidiary corporation, and the corresponding professional fees incurred to establish our subsidiary.

Results of Operations
---------------------

Our operating expenses are classified into nine categories:

     o    Transportation expense;
     o    Salaries;
     o    Depreciation;
     o    Insurance and licenses;
     o    Professional services;
     o    Management fees;
     o    Services paid by issuing common stock;
     o    Administrative expenses; and
     o    Income taxes.

Transportation expense consists primarily of those expenditures incurred to operate the buses.

Salaries consist primarily of those expenditures to pay drivers and one management person.

Depreciation consists primarily of the loss in capital value of the buses.

Insurance and licenses consist primarily of insuring and license fees for the vehicles.

Professional services consist primarily of those expenditures to pay for our attorney and auditor.

Management fees consist primarily of that compensation paid to management.

Services paid by issuing common stock consist primarily of the cost for services rendered to the Company by the former director, Mr. Perry Ceccarelli, including organizing the company, establishing business plans and day to day business. We do not intend on issuing stock for services in the future

Administrative expenses consist primarily of those expenditures that relate to the administration of the Company and costs to lobby for contracts.

Income taxes are those expenses paid as required by the Revenue authorities in the jurisdictions the company operates.

We have lost $43,463 from operations during the fiscal period ended August 31, 2003 as compared to our company earning $73 from operations for our fiscal year ended August 31, 2002. The main reason for the difference is attributable to the fact that our results of operations for this fiscal year ended reflect a full 12 months of operation whereas last years profit was earned during the first 5 days of operation. We therefore are comparing 5 days of operation for the fiscal year ended August 31, 2002 to a full year of operation for the fiscal year ended August 31, 2003. This same analysis will apply to each expense category discussed below.

We are attempting to overall reduce our expenses in the future by working closely with our professionals to reduce their fees. Our "going public" expenditures were high and a one-time expense. We expect to reduce our on-going public expenditures in fiscal 2004.



--------------------------------------------------------------------------------
10-KSB Annual Report 2003                                             Page 4

                           AMERICAN BUSING CORPORATION
--------------------------------------------------------------------------------

We anticipate that our transportation expense will remain constant in the future because the buses generally travel the same pre-arranged routes each day. We anticipate that this expense will be approximately $44,000 for the period September 1, 2003 to August 31, 2004.

We anticipate that our salaries will remain constant in the future because the drivers have remained constant and their will no to little wage increase. We therefore estimate that the expense will be approximately $32,000 for the period September 1, 2003 to August 31, 2004.

We anticipate that our depreciation expense will remain constant in the future because we utilize the straight line method of depreciation and we do not anticipate having to buy more buses. We therefore estimate that the expense will be approximately $3,200 for the periods September 1, 2003 to August 31, 2004.

We anticipate that our insurance and licenses expense will remain constant in the future because the insurance and licenses for our buses has not materially increased. We anticipate that this expense will be approximately $4,600 for the period September 1, 2003 to August 31, 2004.

We expended $37,199 from operations for Professional services during the fiscal period ended August 31, 2003 as compared to our company spending zero on the expense category for our fiscal year ended August 31, 2002. We expect this expense to decrease in the future because the "going public" process was a one-time expenditure and a learning experience for management. We are more familiar with the process and anticipate being more coordinated in preparing our quarterly and annual reporting requirements. We anticipate our expense in this category to be approximately $20,000 for the period September 1, 2003 to August 31, 2004.

We expended $42,421 from operations for management fees during the fiscal period ended August 31, 2003 as compared to our company spending zero on the expense category for our fiscal year ended August 31, 2002. This difference is as a result of operating the subsidiary for a full 12 months for the fiscal period ended August 31, 2003 versus operating the subsidiary for 5 days for the fiscal period ended August 31, 2002, as explained above. We anticipate this expense to remain relatively the same for the fiscal period September 1, 2003 to August 31, 2003.

Our services paid by issuing common stock was $3,750. We anticipated that this expense would be zero in the future which it was.

We anticipate that our administrative expenses will remain constant in the future because we will continue to file our quarterly and annual reports with the Securities and Exchange Commission. We anticipate that this expense will be $5,000 for the periods September 1, 2003 to August 31, 2004.

We anticipate that our income taxes will be zero for the period September 1, 2003 to August 31, 2004 because we will not earn a profit in 2004.

Financial Condition
-------------------

Our company is still in its infancy and has secured a major contract for busing handicapped students to their learning activities. This is a success for us and sets the ground work for bidding on other busing contracts of a similar nature because it gives our company credibility in this industry. Our company's financial condition is not secure however and still requires investment from shareholders to continue its operation. We anticipate that this will subside over time so that our company can be sustained from its operating income. This will occur when we secure another contract of a similar nature to what we have now.

Changes in Financial Condition
------------------------------

Once again due to the fact that we operated for only 5 days in the fiscal year ended August 31, 2002 it is hard to compare the results from that time period to this twelve month fiscal year ended August 31, 2003. During this fiscal year ended August 31, 2003 the controlling shareholder of our company loaned it $20,000 and raised $12,510 in share capital. These activities account for the majority of the shortfall in operating profit. We expect to reduce the need for these financing activities next year by reducing our fees for professionals and therefore allowing us to pay down the loan and to prevent us from having to potentially raise more income from share issuances.




--------------------------------------------------------------------------------
10-KSB Annual Report 2003                                             Page 5

                           AMERICAN BUSING CORPORATION
                          (a Development Stage Company)

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------


                        CONSOLIDATED FINANCIAL STATEMENTS
                        ---------------------------------

                                                                         Page
                                                                         ----


Consolidated Financial Statements:

     Consolidated Balance Sheets                                         F-2

     Consolidated Statement of Operations                                F-3

     Consolidated Statement of Changes in Stockholders' Equity        F-4 to F-5

     Consolidated Statement of Cash Flows                                F-6

     Notes to Consolidated Financial Statements                      F-7 to F-13
































--------------------------------------------------------------------------------
10-KSB Annual Report 2003                                             Page 6

               Report of Independent Certified Public Accountants
               --------------------------------------------------





The Board of Directors
American Busing Corporation
Scottsdale, Arizona

We have audited the accompanying consolidated balance sheet of American Busing Corporation (A Development Stage Company) as of August 31, 2002 and 2003 and the related statements of operations, stockholders' equity and cash flows for the period from August 7, 2002 (inception) through August 31, 2002 and the year ending August 31, 2003. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements, referred to above, present fairly, in all material respects, the financial position of American Busing Corporation as of August 31, 2002 and 2003 and the results of its operations, changes in its stockholders' equity and its cash flows for the period from August 7, 2002 (inception) through August 31, 2002 and the year ending August 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 4, the Company has an accumulated deficit, minimal working capital and nominal business operations, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Miller and McCollom

MILLER AND MCCOLLOM
Certified Public Accountants
4350 Wadsworth Boulevard, Suite 300
Wheat Ridge, Colorado 80033
November 12, 2003







--------------------------------------------------------------------------------
10-KSB Annual Report 2003                                             Page 7

                           AMERICAN BUSING CORPORATION
                          (a Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                     ASSETS
                                                                   August 31,          August 31,
                                                                      2003                2002
                                                                ----------------    ----------------
CURRENT ASSETS
    Cash                                                        $        1,706      $        2,091
                                                                ----------------    ----------------
      Total current assets                                               1,706               2,091
                                                                ----------------    ----------------

PROPERTY AND EQUIPMENT
    Transportation equipment (net of accumulated
      depreciation of $3,588 at August 31, 2003; $67
      at August 31, 2002)                                                9,166              10,318
                                                                ----------------    ----------------
      Total property and equipment                                       9,166              10,318
                                                                ----------------    ----------------

            Total assets                                        $       10,872      $       12,409
                                                                ================    ================


CURRENT LIABILITIES
    Accounts payable                                            $       10,942      $       11,142
    Advances from shareholder                                           20,000                  --
    Due to related parties                                               6,899                 780
    Income tax payable                                                      --                 349
                                                                ----------------    ----------------
      Total current liabilities                                         37,841              12,271
                                                                ----------------    ----------------

Commitments and contingencies

STOCKHOLDERS' EQUITY
    Common stock, $.001 par value; 75,000,000 shares                    11,075               8,000
    Additional paid-in capital                                          13,240                  --
    Discount on common stock issued                                     (7,990)             (7,935)
    Income (deficit) accumulated during the
      Development period                                               (43,390)                 73
    Other accumulated comprehensive income                                 106                  --
                                                                ----------------    ----------------
                                                                       (26,959)                138
    Less: share subscription receivable                                     10                  --
                                                                ----------------    ----------------
      Total stockholders' equity                                       (26,969)                138
                                                                ----------------    ----------------

            Total liabilities and stockholders' equity          $       10,872      $       12,409
                                                                ================    ================











     The accompanying notes are an integral part ofthe financial statements.

--------------------------------------------------------------------------------
10-KSB Annual Report 2003                                             Page 8

                           AMERICAN BUSING CORPORATION
                          (a Development Stage Company)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      ------------------------------------

                                                                      August 7,           August 7,
                                                                         2002                2002
                                                                     (Inception)         (Inception)
                                                  Year Ended           Through             Through
                                                  August 31,          August 31,          August 31,
                                                     2003                2002                2003
                                               ----------------    ----------------    ----------------

Revenues                                       $      129,781      $        2,613      $      132,394
                                               ----------------    ----------------    ----------------

Expenses:
    Transportation expense                             44,355                 518              44,873
    Salaries                                           31,883                 520              32,403
    Advertising                                           296                  --                 296
    Depreciation                                        3,287                  67               3,354
    Insurance and Licenses                              4,652                 240               4,892
    Professional Services                              37,199                  --              40,949
    Management fees                                    42,421                  --              42,421
    Services paid by issuing common shares              3,750                  65                  65
    Administrative expenses                             5,556                 781               6,337
                                               ----------------    ----------------    ----------------
      Total expenses                                  173,599               2,191             175,590
                                               ----------------    ----------------    ----------------

Income (loss) from operations                         (43,618)                422             (43,196)
                                               ----------------    ----------------    ----------------

    Interest expense                                     (194)                 --                (194)
    Income taxes (benefit)                               (349)                349                  --
                                               ----------------    ----------------    ----------------

Net Income (Loss)                                     (43,463)     $           73      $      (43,390)
                                               ================    ================    ================


Net Income per common share
                                               $       *           $       *           $       *

Average common shares outstanding                  10,590,686           7,666,667          10,434,346
* Less than $.01 per share

Other Comprehensive Income:
Net Income
                                                      (43,463)     $           73      $      (43,390)
Foreign currency translation adjustment                   106                                     106
                                               ----------------    ----------------    ----------------
Total comprehensive income
                                                      (43,357)     $           73      $      (43,284)
                                               ================    ================    ================






    The accompanying notes are an integral part of the financial statements.

--------------------------------------------------------------------------------
10-KSB Annual Report 2003                                             Page 9

                           AMERICAN BUSING CORPORATION
                          (a Development Stage Company)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 ----------------------------------------------
               August 7, 2002 (Inception) Through August 31, 2003
                                                                                                           Income
                                                                                                        Accumulated
                                                                                         Accumulated      During
                                Common        Common        Discount                        Other           the
                                Stock         Stock            On          Paid in      Comprehensive   Development
                                Shares        Amount      Common Stock     Capital         Income          Stage          Total
                             -----------   ------------   ------------   ------------   -------------   ------------   ------------

Common stock issued on
August 7, 2002                      100    $        65    $        --    $        --    $         --    $        --    $        65

Recapitalization on reverse
acquisition August 8, 2002    7,999,900          7,935         (7,935)            --              --             --             --
Net income for the period
from August 7, 2002
(inception) through
August 31, 2002                      --             --             --             --              --             73             73
                             -----------   ------------   ------------   ------------   -------------   ------------   ------------

Balance August 31, 2002       8,000,000          8,000         (7,935)            --              --             73            138

Common stock issued on
October 22, 2002 private
placement                     2,000,000          2,000             --             --              --             --          2,000

Common stock issued on
October 31, 2002 private
placement                     1,050,000          1,050             --          9,450              --             --         10,500

Redemption of common stock
November 12, 2002            (8,000,000)        (8,000)         7,935             65              --             --             --

Issuance of common stock on
November 12, 2002             8,000,000          8,000         (7,990)            --              --             --             10

Issuance of common stock on
June 6, 2003                     25,000             25             --          3,725              --             --          3,750
                             -----------   ------------   ------------   ------------   -------------   ------------   ------------






    The accompanying notes are an integral part of the financial statements.


--------------------------------------------------------------------------------
10-KSB Annual Report 2003                                             Page 10



                           AMERICAN BUSING CORPORATION
                          (a Development Stage Company)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 ----------------------------------------------
               August 7, 2002 (Inception) Through August 31, 2003
                                    Continued

                                                                                                           Income
                                                                                                        Accumulated
                                                                                         Accumulated      During
                                Common        Common        Discount                        Other           the
                                Stock         Stock            On          Paid in      Comprehensive   Development
                                Shares        Amount      Common Stock     Capital         Income          Stage          Total
                             -----------   ------------   ------------   ------------   -------------   ------------   ------------

Net income for the period
from September 1, 2002
through August 31, 2003              --             --             --             --              --        (43,463)       (43,463)
                             -----------   ------------   ------------   ------------   -------------   ------------   ------------

                             11,075,000         11,075         (7,990)        13,240             106        (43,390)       (26,959)

Less common stock
subscription receivable              --             --             --             --              --             --            (10)
                             -----------   ------------   ------------   ------------   -------------   ------------   ------------

Balance, August 31, 2003     11,075,000    $    11,075    $    (7,990)   $    13,240    $        106    $   (43,390)   $   (26,969)
                             ===========   ============   ============   ============   =============   ============   ============



















    The accompanying notes are an integral part of the financial statements.

--------------------------------------------------------------------------------
10-KSB Annual Report 2003                                             Page 11

                           AMERICAN BUSING CORPORATION
                          (a Development Stage Company)
                       CONSOLIDATED STATEMENT OF CASH FLOW
                       -----------------------------------

                                                                             August 7,           August 7,
                                                                                2002                2002
                                                                            (Inception)         (Inception)
                                                         Year Ended           Through             Through
                                                         August 31,          August 31,          August 31,
                                                            2003                2002                2003
                                                      ----------------    ----------------    ----------------
Cash flows from operating activities:
    Net Income (loss)                                 $      (43,463)     $           73      $      (43,390)
    Reconciling Adjustments:
      Depreciation                                             3,287                  67               3,354
      Common stock issued for services                         3,750                  65               3,815
      Change in operating assets and liabilities:
        Accounts payable                                        (200)             11,142              10,942
        Accounts payable - related parties                     6,119                 780               6,899
        Income tax payable                                      (349)                349                  --
                                                      ----------------    ----------------    ----------------
Net cash provided by operating activities                    (30,856)                                (18,380)
                                                      ----------------    ----------------    ----------------

Cash flows from financing activities:
      Common shares sold                                      12,500                  --              12,500
      Shareholder's loan                                      20,000                  --              20,000
                                                      ----------------    ----------------    ----------------
Cash provided by financing activities                         32,500                  --              32,500
                                                      ----------------    ----------------    ----------------

Cash flows from investing activities:
    Acquisition of property and equipment                     (2,135)            (10,385)            (12,520)
                                                      ----------------    ----------------    ----------------
Cash (used) by investing activities                           (2,135)            (10,385)            (12,520)
                                                      ----------------    ----------------    ----------------

Foreign currency translation adjustment                          106                  --                 106
                                                      ----------------    ----------------    ----------------

Net change in cash                                              (385)              2,091               1,706
Beginning cash balance                                         2,091                  --                  --
                                                      ----------------    ----------------    ----------------
Ending cash balance                                   $        1,706      $        2,091      $        1,706
                                                      ================    ================    ================

Supplemental disclosure of cash flow information:
    Cash paid during the period for -
      Interest                                        $          194      $           --      $           --
      Income taxes                                    $           --      $           --      $           --









    The accompanying notes are an integral part of the financial statements.

--------------------------------------------------------------------------------
10-KSB Annual Report 2003                                             Page 12

                           AMERICAN BUSING CORPORATION
                        Notes to the Financial Statements
--------------------------------------------------------------------------------

Note 1 - Organization and Summary of Accounting Principles
----------------------------------------------------------
This summary of significant accounting policies of American Busing Corporation Inc. (A Development State Company) is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management, who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles in the United States of America and have been consistently applied in the preparation of the financial statements, which are stated in U.S. Dollars.

Organization
------------
The Company was incorporated in the State of Nevada on August 5, 2002.

On August 8, 2002, the Company issued its outstanding common stock to acquire a subsidiary. As described in Note 6, the transaction was recorded as a reverse acquisition, and accordingly, the financial statements of the acquired subsidiary are presented for the period prior to the acquisition.

Description of Business
-----------------------
The Company is in the start-up business of providing busing services for private organizations and schools, busing students to and from school and related activities. On August 26, 2002, the Company's wholly-owned subsidiary entered into a two year contract for providing five buses for daily transportation within the city of Regina, Saskatchewan, for approximately 106 students. The company began its busing activities the last week of August 2002.

Principles of Consolidation
---------------------------
The  accompanying   consolidated  financial  statements  include  the  financial
statements  of  the  Company  and  its  wholly-owned  subsidiary,   Able  Busing
Corporation. All inter-company accounts have been eliminated.

Development Stage Enterprise
----------------------------
Based upon the Company's business plan, it is a development stage enterprise as of the year ending August 31, 2003. Accordingly, the Company presents its financial statements in conformity with the accounting principles generally accepted in the United States of America that apply in establishing operating enterprises.

As a development stage enterprise, the Company discloses the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date

Per Share Information
---------------------
Per share information is computed by dividing the net income or loss by the weighted average number of shares outstanding during the period.

--------------------------------------------------------------------------------
10-KSB Annual Report 2003                                             Page 13

                           AMERICAN BUSING CORPORATION
                        Notes to the Financial Statements
--------------------------------------------------------------------------------

Use of Estimates in the Preparation of Financial Statements
-----------------------------------------------------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Currency
--------
The functional currency for the Canadian subsidiary (Able Busing Corporation) is the Canadian dollar. Assets and liabilities of the Company's Canadian subsidiary are translated into United States dollars at the rate of exchange in effect at the balance sheet date. Shareholders equity items are translated into United States dollars at their historical rates. Income and expense items are translated at the average exchange rate prevailing during the reporting period. Gains and losses resulting from foreign currency transactions are included in the statement of operations. Adjustments from translating the functional into the reporting currency are included in other comprehensive income.

Comprehensive Income
--------------------
The Company adopted Statement of Financial Accounting Standards ("FAS") No. 130, "Reporting Comprehensive Income" that requires that the components and total comprehensive income be displayed in the financial statements. Comprehensive income includes net income (loss) and all changes in equity during a period that arises from non-owner sources, such as foreign currency items and unrealized gains and losses on certain investments in equity securities. The Company's comprehensive income (loss) consists of a net loss and currency translation.

Revenue Recognition
-------------------
The Company derives revenue from charges for its transportation services. Revenue is recognized at the time of billing for completed services.

Cash and Cash Equivalents
-------------------------
The Company considers all highly liquid investments with maturities of ninety days or less when purchased as cash equivalents. At August 31, 2003 and August 31, 2002 the Company had no deposits in excess of FDIC limits.

Fair Value of Financial Instruments
-----------------------------------
Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 107 ("SFAS 107"), "Disclosures About Fair Value of Financial Instruments." SFAS 107 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amount of the Company's accounts payable and related party payables approximate their estimated fair values due to their short-term maturities.

--------------------------------------------------------------------------------
10-KSB Annual Report 2003                                             Page 14

                           AMERICAN BUSING CORPORATION
                        Notes to the Financial Statements
--------------------------------------------------------------------------------

Income Taxes
------------
The Company records deferred taxes in accordance with Statement of Financial Accounting Standards (SFAS) 109, "Accounting for Income Taxes." The statement requires recognition of deferred tax assets and liabilities for temporary differences between the tax bases of assets and liabilities and the amounts at which they are carried in the financial statements, based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

Valuation of Long-Lived Assets
------------------------------
The Company periodically analyzes its long-lived assets for potential impairment, assessing the appropriateness of lives and recoverability of unamortized balances through measurement of undiscounted operating cash flows on a basis consistent with accounting principles generally accepted in the United States of America.

Other
-----
The Company has selected August 31 as its fiscal year end.

The company has paid no dividends.

Advertising is expensed as it is incurred.

The Company consists of one reportable business segment. All revenue is from an external customer in Canada. All of the Company's assets are located in Canada.

Certain comparative figures have been reclassified to conform to the current year presentation.

Note 2 - Property and Equipment
-------------------------------
Property and equipment is recorded at cost, net of accumulated depreciation, and is depreciated on a straight-line basis over the estimated useful lives of the assets. Management has estimated the useful life of transportation equipment to be three years. Transportation equipment at August 31, 2003 had a cost of $12,754 and accumulated depreciation of $3,588.

Note 3 - Advances and Accounts Payable-Related Parties
------------------------------------------------------
An account payable of $450 is owed to a related party for organization items. The Company's president and principal shareholder has advanced to the Company $20,000, payable on demand, and is neither secured or bearing interest. Implied interest has not been recorded since the amount is immaterial. The Company has an account payable at August 31, 2003 to a family member of the president of Able Busing Company.

--------------------------------------------------------------------------------
10-KSB Annual Report 2003                                             Page 15

                           AMERICAN BUSING CORPORATION
                        Notes to the Financial Statements
--------------------------------------------------------------------------------

Note 4 - Basis of Presentation
------------------------------
Generally accepted accounting principles in the United States of America contemplate the continuation of the Company as a going concern., The Company has an accumulated deficit, and has minimal working capital and minimal business operations which raises substantial doubt about the Company's ability to continue as a going concern. The continuation of the Company is dependent upon the continuing financial support of creditors and stockholders and upon obtaining the capital requirements of the Company. Management believes actions planned and presently being taken provides the opportunity for the Company to continue as a going concern.

Note 5 - Acquisition of Subsidiary
----------------------------------
On August 8, 2002, the Company acquired all the outstanding stock of Able Busing Corporation, a Canadian corporation, which had been incorporated on August 7, 2002. The Company issued 8,000,000 shares of its common stock, having a par value of $0.001 per share, for the acquisition of all the common stock of Able Busing Corporation. As indicated in Note 1, the acquisition is considered a reverse acquisition for accounting purposes. Accordingly, financial statements of the acquired subsidiary are presented for the period prior to the acquisition and the recapitalization is shown in the Statement of Stockholders Equity. The effect on the Statement of Operations is to show an additional expense of $65 for the original common stock issued for services, and the amount previously shown for issuance of the parent company stock for $8,000, originally recorded as goodwill and subsequently impaired, has been removed from the financial statements.

The excess of the par value ($8,000) over the valuation of the subsidiary stock ($65) is shown as a discount on common stock issued of $7,935.

Prior to the acquisition, the Company and subsidiary had only nominal assets and liabilities. Therefore, no pro forma information is presented.

Note 6 - Income Taxes
---------------------
The Company is subject to United States and Canadian income taxes. The provision for income taxes for the year ending August 31, 2002 is for Canadian income taxes and the income tax benefit for the year ending August 31, 2003 results from a refund claim resulting from a loss carryback to the prior year. The Company's tax valuation allowance increased by $5,835 for the year ending August 31, 2003.

The Company has estimated United States net operating losses as follows:

Expiration Year                           Amount
   2022                                $     --
   2023                                    38,900
                                       -----------
Total                                  $   38,900
                                       ===========

--------------------------------------------------------------------------------
10-KSB Annual Report 2003                                             Page 16

                           AMERICAN BUSING CORPORATION
                        Notes to the Financial Statements
--------------------------------------------------------------------------------

The Company's United States deferred income tax benefit (liability) consists of the following:

                            Component                   Year          Year
                                                       ending        ending
                                                       August        August
                                                      31, 2003      31, 2002
Deferred tax benefit from net operating loss
   carryforward                                     $     5,835   $        --
Tax Valuation Allowance                                  (5,835)           --
                                                    ------------  ------------
Total                                               $      --     $        --
                                                    ============  ============

The Company's overall effective tax rate differs from the Company's statutory rate for the year ending August 31, 2003 as follows:

Tax provision based upon statutory rate                   15.0%
Tax valuation allowance                                  (15.0%)
                                                       -----------
Effective tax rate                                         0.0%
                                                       -----------

                                                       ===========

Note 7 - Risks and Uncertainties
--------------------------------
The Company is subject to substantial risks and uncertainties inherent in being a new business and engaged in the busing business and has minimal revenue, contracts, capital and does not have special competitive advantages.

Note 8 - Business Concentration
-------------------------------
The Company's business is concentrated in the Regina, Saskatchewan, Canada area and the Company's entire revenue is from one customer.

Note 9 - Recent Pronouncements
------------------------------
In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 "Business Combinations." The Statement is to be adopted for all business combinations initiated after June 30, 2001. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

In June 2001, the FASB issued SFAS No. 142 "Accounting for Goodwill and Intangible Assets." In accordance with certain provisions of the Statement, goodwill acquired after June 30, 2001 is not amortized. All provisions of the Statement are required to be applied in the fiscal year beginning after December 15, 2001. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

--------------------------------------------------------------------------------
10-KSB Annual Report 2003                                             Page 17

                           AMERICAN BUSING CORPORATION
                        Notes to the Financial Statements
--------------------------------------------------------------------------------

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. The Company adopted this statement for the year ending December 31, 2002. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

In July 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets which is effective for fiscal years beginning after December 15, 2001. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and establishes a single accounting model, based on the framework established in SFAS 121, for long lived assets to be disposed of by sale. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections". SFAS 145, which is effective for fiscal years beginning after May 15, 2002, provides guidance for income statement classification of gains and losses on extinguishments of debt and accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 nullifies the guidance of the Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 also establishes that fair value is the objective for the initial measurement of the liability. The provisions of SFAS 146 are required for exit or disposal activities that are initiated after December 31, 2002. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on the reported results. The provisions of SFAS 148 are effective for financial statements for fiscal years ending after December 15, 2002. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

In November 2002, the FASB issued FIN 45, which expands previously issued accounting guidance and disclosure requirements for certain guarantees. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

--------------------------------------------------------------------------------
10-KSB Annual Report 2003                                             Page 18

                           AMERICAN BUSING CORPORATION
                        Notes to the Financial Statements
--------------------------------------------------------------------------------

In April 2003, the FASB issued SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends and clarifies the accounting guidance on certain derivative instruments and hedging activities. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and hedging relationships designated after June 30, 2003. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

In May 2003,  the FASB issued SFAS No. 150,  "Accounting  for Certain  Financial
Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards for how an issuer of equity (including the equity shares of any entity whose financial statements are included in the consolidated financial statements) classifies and measures on its balance sheet certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and for existing financial instruments after July 1, 2003. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

--------------------------------------------------------------------------------
10-KSB Annual Report 2003                                             Page 19

                           AMERICAN BUSING CORPORATION
--------------------------------------------------------------------------------

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING CONTROL AND
--------------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

None.

ITEM 8A.  CONTROLS AND PROCEDURES
---------------------------------

Critical Accounting Policies
----------------------------

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Areas where significant estimates have been applied include the valuation of assets and revenue recognition. Actual results could differ from those estimates.

The methods, estimates, and judgments we use in applying our most critical accounting policies have a significant impact on the results that we report in our financial statements. The SEC considers an entity's most critical accounting policies to be those policies that are both most important to the portrayal of a company's financial condition and results of operations, and those that require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about matters that are inherently uncertain at the time of estimation. We believe the following critical accounting policies, among others, require significant judgments and estimates used in the preparation of our financial statements:

     o Property and Equipment are amortized over their estimated useful lives. The carrying values of Property and Equipment are reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment.
     o    Revenue is recognized at the time of billing for completed services.

Recent Accounting Pronouncements
--------------------------------

The following is disclosure regarding recent accounting pronouncements and their effect or potential effect on the Company's financial statements.

The Company adopted Statement of Position No. 98-5 ("SOP 98-5"), "Reporting the Costs of Start-Up Activities." SOP 98-5 requires that all non-governmental entities expense the cost of start-up activities, including organizational costs as those costs are incurred.

The Company adopted Statement of Financial Accounting Standards ("FAS") No. 130, "Reporting Comprehensive Income". FAS No.130 requires that the components and total amounts of comprehensive income be displayed in the financial statements. Comprehensive income includes net income and all changes in equity during a period that arises from non-owner sources, such as foreign currency items and unrealized gains and losses on certain investments in equity securities. The Company's components of comprehensive income (loss) consist of a net loss.

In December 1999, The United States Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarized certain of the SEC's views regarding the application of generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the SEC amended SAB 101 to require companies with fiscal years beginning after December 15, 1999 to implement the provisions of SAB 101 no later than the fourth fiscal quarter. The Company adopted the provisions of SAB 101 at its inception. The Company does not believe that the adoption has any material effect on its financial statements.






--------------------------------------------------------------------------------
10-KSB Annual Report 2003                                             Page 20

                           AMERICAN BUSING CORPORATION
--------------------------------------------------------------------------------

PART III
--------

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS;
-----------------------------------------------------------------------
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.
--------------------------------------------------

The following table sets forth certain information regarding the executive officers and directors of American Busing Corporation as of August 31, 2003:

Name                 Age   Title                             Term of Service
----                 ---   -----                             ---------------

Edmond Forister      40    President, Chief Executive        Indefinite
Scottsdale, Arizona        Officer and Director
USA

Kim Dmuchowski       40    President and Director of Able    Indefinite
                           Busing Corporation

Mr. Edmond Forster is the only director of the Board of Directors. He holds that office indefinitely until he either resigns, is replaced by the shareholders, or is removed by law. Mr. Edmond Forister is the majority shareholder of the Company. Mr. Forister spends an estimated five to ten hours a week in fulfilling his duties as officer and director. Mr. Edmond Forister joined our company on November 12, 2002.

Ms. Kim Dmuchowski is the only director and officer of Able Busing Corporation. She holds that office indefinitely until she either resigns, is replaced by the shareholder, or is removed by law. Ms. Kim Dmuchowski spends an estimated five to ten hours a week in fulfilling her duties as an officer and director. Ms. Kim Dmuchowski has been with Able Busing Corporation since its inception on August 7, 2002.

Mr. Edmond Forister
-------------------

Mr. Forister in addition to his obligations at American Busing Corporation has been employed from September 2002 to present as an account manager with Interface Inc. and is responsible for the Phoenix, Arizona and surrounding area. Interface Inc. is a commercial carpet supplier.

From November 2001 to February 2002 Mr. Forister was employed by Brady Industries, Inc. as an account manager responsible for the Phoenix, Arizona. Brady Industries, Inc. is an industrial cleaning supplies supplier.

From January 1990 to September 2001 Mr. Forister was employed by W.W. Grainger, Inc. as the Account Manager surpassing his goal objectives 10 out of 12 years and being named salesman of the company for 6 years. W.W. Grainger, Inc. is an industrial distributor of products used by businesses to maintain, repair, and operate their facilities.

Mr. Forister graduated from Illinois State University with BS, Criminal Justice and Law Enforcement.

Ms. Kim Dmuchowski
------------------

Ms. Dmuchowski in addition to her obligations at Able Busing Corporation has been employed by Randy Kuntz Catering Company, the main caterer to IPSCO, Inc., a United States publicly traded pipe and steel company on the New York Stock Exchange, for 23 years. Ms. Dmuchowski holds the position of food preparation manager.

ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------

The following summary compensation table reflects all compensation awarded to, earned by, or paid to the President & Chief Executive Officer for all services rendered to the Company in all capacities during the year ended August 31, 2003.




--------------------------------------------------------------------------------
10-KSB Annual Report 2003                                             Page 21

                           AMERICAN BUSING CORPORATION
--------------------------------------------------------------------------------

Summary Compensation Table
--------------------------

--------------------------------------------------------------------------------
                                   Securities         All Other
Name and Principal Position     Year      Salary      Underlying   Compensation
                                            $         Options (#)        $
--------------------------------------------------------------------------------
Edmond Forister
President & CEO, CFO,
Chairman and Director           2003       nil           nil           nil
--------------------------------------------------------------------------------

No Option Grants were awarded to named executive officer in fiscal 2003 or before.

No Bonuses were paid to named executive officer in fiscal 2003 or before. No Stock Appreciation Rights (SARs), or Long Term Incentive Plans (LTIPs), or restricted stock grants were awarded to named executive officer in fiscal 2003 or before.

Directors' Compensation
-----------------------

During fiscal 2003, positions on the Company's board of directors were filled by Edmond Forister, and no compensation accrued to his directorship position.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
----------------------------------------------------------------------------
RELATED STOCKHOLDER MATTERS
---------------------------

The following table sets forth, as at November 14, 2003, certain information as to shares of the common stock owned by (i) each person known by management to beneficially own more than 5% of the outstanding common stock, (ii) each of our directors, and (iii) all executive officers and directors as a group:

                                AMOUNT AND NATURE                PERCENT OF
NAME AND ADDRESS*          OF BENEFICIAL SHARES OWNED      OUTSTANDING OWNERSHIP

Edmond Forister              8,500,000 Common Shares               76.7%

*23518 North 78th Street, Scottsdale, Arizona, 85255.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

For the fiscal period ended August 31, 2003 our subsidiary owed Kurtis Dmuchowski, the brother of Able Busing Company director Kim Dmuchowski, $6,449. The other $450 is owed to Kim Dmuchowski.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

Exhibit 31.1 and 32.1                              Certifications of Chief
                                                   Executive and Chief Financial
                                                   Officer
Reports filed on Form 8-K:                         None
Reports required to be filed by Regulation S-X:    None











--------------------------------------------------------------------------------
10-KSB Annual Report 2003                                             Page 22

                           AMERICAN BUSING CORPORATION
--------------------------------------------------------------------------------

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
------------------------------------------------

Audit Fees
----------

The aggregate fees billed for each of the last two years for professional services rendered by the principal accountant for the audit of American Busing Corporation annual financial statements and review of financial statements included in American Busing Corporation form 10-QSB, and services that are normally provided by the accountant in connection with statutory and regulatory engagements for those fiscal years was $10,265.00.

Audit - Related Fees
--------------------

None

Tax Fees
--------

None

All Other Fees
--------------

None

SIGNATURES
----------

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


American Busing Corporation
---------------------------

Date    November 14, 2003                By /s/ Edmond Forister
                                           --------------------
                                         Edmond Forister, President
























--------------------------------------------------------------------------------
10-KSB Annual Report 2003                                             Page 23