Form 10QSB
period 2003-11-30
AMERICAN BUSING CORP
filed 2004-01-14
CIK 1204947

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended November 30, 2003.


                           AMERICAN BUSING CORPORATION
                           ---------------------------
             (Exact name of registrant as specified in its charter)

Nevada                                                       33-1025552
(State or other jurisdiction                                 (I.R.S. Employer
of incorporation or organization)                            Identification no.)

            Suite 1400-3675 Pecos-McLeod Las Vegas, Nevada 89121-3881

               23518 North 78th Street, Scottsdale, Arizona, 85255
                Telephone (602) 206-3582 Facsimile: 480-502-0412
                ------------------------------------------------
          (Address and telephone number of principal executive offices)

                                 Stepp Law Group
             32 Executive Park, Suite 105, Irvine, California 92614
                     Tel: (949) 660-9700 Fax: (949) 660-9010
                     ---------------------------------------
           (Name, address and telephone number for Agent for Service)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

               (X) Yes      / / No

     As of January 12, 2004, the Registrant had 11,075,000 shares of Common Stock, par value $0.001 per share outstanding.

                           AMERICAN BUSING CORPORATION
--------------------------------------------------------------------------------




                                TABLE OF CONTENTS




PART I. FINANCIAL INFORMATION.................................................1

   ITEM 1. FINANCIAL STATEMENTS...............................................1
   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
   AND RESULTS OF OPERATIONS..................................................8
   ITEM 3. CONTROLS AND PROCEDURES...........................................12

PART II. OTHER INFORMATION...................................................12

   ITEM 1. LEGAL PROCEEDINGS.................................................12
   ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.........................12
   ITEM 3. DEFAULTS UPON SENIOR SECURITIES...................................12
   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............12
   ITEM 5. OTHER INFORMATION.................................................13
   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K..................................13

SIGNATURES...................................................................14

   EXHIBIT 32.1 - CERTIFICATIONS.............................................15
   EXHIBIT 32.2 - CERTIFICATIONS.............................................16




























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

       Consolidated Statement of Changes in Stockholders' Equity      F-4 - F-5

       Consolidated Statement of Cash Flows                              F-6

       Notes to Consolidated Financial Statements                        F-7






























--------------------------------------------------------------------------------
Form 10Q-SB Quarter Ending November 30, 2003                     Page 1

                           AMERICAN BUSING CORPORATION
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEET
                           --------------------------

                                     ASSETS
                                                            November 30,         August 31,
                                                                2003                2003
                                                            (Unaudited)         (See Note 1)
                                                          ----------------    ----------------

CURRENT ASSETS
    Cash                                                  $        6,028      $        1,706
    Accounts Receivable                                            2,493                  --
                                                          ----------------    ----------------
      Total current assets                                         8,521               1,706
                                                          ----------------    ----------------

PROPERTY AND EQUIPMENT
    Transportation equipment (net of accumulated
      depreciation of $4,290 at November 30, 2003;
      $3,588 at August 31, 2003)                                  11,475               9,166
                                                          ----------------    ----------------
          Total property and equipment                            11,475               9,166
                                                          ----------------    ----------------

            Total assets                                  $       19,996      $       10,872
                                                          ================    ================

CURRENT LIABILITIES
    Accounts payable                                      $       23,811      $       10,942
    Advances from shareholder                                     20,000              20,000
    Due to related parties                                           450               6,899
    Accrued salaries                                              13,800                  --
                                                          ----------------    ----------------
      Total current liabilities                                   58,061              37,841
                                                          ----------------    ----------------

Commitments and contingencies

STOCKHOLDERS' EQUITY
    Common stock, $.001 par value; 75,000,000
      shares authorized, 11,075,000 shares issued and
      outstanding at November 30, 2003 and at
      August 31, 2003                                             11,075              11,075
    Paid-in Capital                                               13,540              13,240
    Discount on common stock issued                               (7,990)             (7,990)
    Income (deficit) accumulated during the
      development period                                          55,608)            (43,390)
    Other accumulated comprehensive income                           928                 106
                                                          ----------------    ----------------
                                                                 (38,055)            (26,959)
      Less: Share Subscription Receivable                             10                  10
                                                          ----------------    ----------------
      Total stockholders' equity                                 (38,065)            (26,969)
                                                          ----------------    ----------------

            Total liabilities and stockholders' equity    $       19,996      $       10,872
                                                          ================    ================

--------------------------------------------------------------------------------
Form 10Q-SB Quarter Ending November 30, 2003                     Page 2

                           AMERICAN BUSING CORPORATION
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENT OF OPERATIONS
                      ------------------------------------
                                    Unaudited

                                                                                           August 7,
                                                     Three               Three                2002
                                                     months              months           (inception)
                                                     ended               ended              through
                                                  November 30,        November 30,        November 30,
                                                      2003                2002                2003
                                                ----------------    ----------------    ----------------

Revenues                                        $       39,782      $       29,898      $      172,176
                                                ----------------    ----------------    ----------------

Expenses:
    Transportation expense                               9,553              10,706              54,426
    Salaries                                            27,936               7,965              60,339
    Advertising                                            130                  --                 426
    Depreciation                                           450                 793               3,804
    Insurance and Licenses                               1,270               1,278               6,162
    Professional Services                               11,436                  --              48,635
    Management Fees                                         --                  --              42,421
    Services paid by issuing common shares                  --                  --               3,815
    Administrative expenses                                925               2,772               7,262
                                                ----------------    ----------------    ----------------
        Total expenses                                  51,700              23,514             227,290
                                                ----------------    ----------------    ----------------

Income (Loss) before income taxes                      (11,918)              6,384             (51,114)

    Interest expense                                      (300)                 --                (494)
    Income taxes (benefit)                                  --               3,093                  --
                                                ----------------    ----------------    ----------------

Net Income (Loss)                               $      (12,218)     $        3,291      $      (55,608)
                                                ================    ================    ================


Net Income per common share                     $            *      $            *      $            *

Average common shares outstanding                   11,075,000           9,150,000          10,557,692
* Less than $.01 per share

Other Comprehensive Income:
    Net Income                                  $      (12,218)     $        3,291      $      (55,608)
    Foreign currency translation adjustment                822                  28                 928
                                                ----------------    ----------------    ----------------
Total comprehensive income                      $      (11,396)     $        3,319      $       54,680
                                                ================    ================    ================

--------------------------------------------------------------------------------
Form 10Q-SB Quarter Ending November 30, 2003                     Page 3

                           AMERICAN BUSING CORPORATION
                          (A Development Stage Company)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 ----------------------------------------------
              August 7, 2002 (Inception) Through November 30, 2003

                                                                                                            Income
                                                                                                          (Deficit)
                                                                                                         Accumulated
                                                                                          Accumulated       During
                                 Common         Common        Discount                       Other           the
                                 Stock          Stock            On          Paid in     Comprehensive   Development
                                 Shares         Amount      Common Stock     Capital         Income         Stage          Total
                              ------------   ------------   ------------   ------------   ------------   ------------   ------------

Common stock issued on
August 7, 2002                        100    $        65    $        --    $        --    $        --    $        --    $        65

Recapitalization on reverse
acquisition August 8, 2002      7,999,900          7,935         (7,935)            --             --             --             --

Net income for the period
from August 7, 2002
(inception) through
August 31, 2002                        --             --             --             --             --             73             73
                              ------------   ------------   ------------   ------------   ------------   ------------   ------------
                                8,000,000          8,000         (7,935)            --             --             73            138
Balance August 31, 2002

Common stock issued on
October 22, 2002 private
placement                       2,000,000          2,000             --             --             --             --          2,000

Common stock issued on
October 31, 2002 private
placement                       1,050,000          1,050             --          9,450             --             --         10,500

Redemption of common
stock November 12, 2002        (8,000,000)        (8,000)         7,935             65             --             --             --

Issuance of common stock
on November 12, 2002            8,000,000          8,000         (7,990)            --             --             --             10

Issuance of common stock
on June 6, 2003                    25,000             25             --          3,725             --             --          3,750







--------------------------------------------------------------------------------
Form 10Q-SB Quarter Ending November 30, 2003                     Page 4



                           AMERICAN BUSING CORPORATION
                          (A Development Stage Company)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 ----------------------------------------------
         August 7, 2002 (Inception) Through November 30, 2003, Continued

                                                                                                            Income
                                                                                                          (Deficit)
                                                                                                         Accumulated
                                                                                          Accumulated       During
                                 Common         Common        Discount                       Other           the
                                 Stock          Stock            On          Paid in     Comprehensive   Development
                                 Shares         Amount      Common Stock     Capital         Income         Stage          Total
                              ------------   ------------   ------------   ------------   ------------   ------------   ------------

Net income for the period
from September 1, 2002
through August 31, 2003                --             --             --             --            106        (43,463)       (43,463)
                              ------------   ------------   ------------   ------------   ------------   ------------   ------------

Balance, August 31, 2003       11,075,000         11,075         (7,990)        13,240            106        (43,390)       (26,959)

Capital contributed by
Shareholder (unaudited)                --             --             --            300             --             --            300

Net income for the period
from September 1, 2003
through November 30, 2003
(unaudited)                            --             --             --             --            822        (12,218)       (11,396)
                              ------------   ------------   ------------   ------------   ------------   ------------   ------------
                               11,075,000         11,075         (7,990)        13,540            928        (55,608)       (33,055)


Less common stock
subscription receivable                --             --             --             --             --             --            (10)
                              ------------   ------------   ------------   ------------   ------------   ------------   ------------

Balance, November 30, 2003
(unaudited)                    11,075,000    $    11,075    $    (7,990)   $    13,540    $       928    $   (55,608)   $   (38,065)
                              ============   ============   ============   ============   ============   ============   ============

--------------------------------------------------------------------------------
Form 10Q-SB Quarter Ending November 30, 2003                     Page 5

                           AMERICAN BUSING CORPORATION
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------
                                    Unaudited

                                                                                                 August 7,
                                                           Three               Three                2002
                                                           Months              Months           (inception)
                                                           Ended               Ended              through
                                                        November 30,        November 30,        November 30,
                                                            2003                2002                2003
                                                      ----------------    ----------------    ----------------

Cash flows from operating activities:
    Net Income (loss)                                 $      (12,218)              3,291             (55,608)
    Reconciling Adjustments:
      Depreciation                                               450                 793               3,804
      Imputed interest on advances payable                       300                  --                 300
      Common stock issued for services                            --                  --               3,815
      Change in operating assets and liabilities:
        Accounts Receivable                                   (2,493)            (10,853)             (2,493)
        Bank Overdraft                                            --               3,182                  --
        Accounts payable                                      12,869              (2,811)             23,811
        Accrued salaries                                      13,800                   -              13,800
        Accounts payable - related parties                    (6,449)               (330)                450
        Income tax payable                                        --               3,107                  --
                                                      ----------------    ----------------    ----------------
Net cash provided (used) by operating activities               6,259              (3,621)            (12,121)
                                                      ----------------    ----------------    ----------------

Cash flows from financing activities:
        Shareholders advances                                     --                  --              20,000
        Share capital issued                                      --              12,500              12,500
                                                      ----------------    ----------------    ----------------
Cash provided by financing activities                             --              12,500              32,500
                                                      ----------------    ----------------    ----------------

Cash flows from investing activities:
    Acquisition of property and equipment                     (2,759)               (909)            (15,279)
                                                      ----------------    ----------------    ----------------
Cash (used) by investing activities                           (2,759)               (909)            (15,279)
                                                      ----------------    ----------------    ----------------

Foreign currency translation adjustment                          822                  28                 928
                                                      ----------------    ----------------    ----------------

Net change in cash                                             4,322               7,998               6,028
Beginning cash balance                                         1,706               2,091                  --
                                                      ----------------    ----------------    ----------------
Ending cash balance                                   $        6,028              10,089               6,028
                                                      ================    ================    ================

Supplemental disclosure of cash flow information:
    Cash paid during the period for -
      Interest                                                    --                  --                  --
      Income taxes                                                --                  --                  --

--------------------------------------------------------------------------------
Form 10Q-SB Quarter Ending November 30, 2003                     Page 6

                           AMERICAN BUSING CORPORATION
                          (A Development Stage Company)
--------------------------------------------------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (Unaudited)


Note 1 - Financial Statements
-----------------------------

American Busing Corporation has prepared the accompanying consolidated financial statements included herein without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the August 31, 2003 audited restated financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependant upon the facts that will exist, and procedures that will be accomplished by the Company later in the year. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year. In management's opinion all adjustments necessary for a fair presentation of the Company's financial statements are reflected in the interim periods included.

Amounts shown for August 31, 2003 were taken from the audited financial statements of that date.

Note 2 - Financial Statements
-----------------------------

The advances made by the shareholder is non-interest bearing and that interest has been imputed at the rate of 6% per annum.

--------------------------------------------------------------------------------
Form 10Q-SB Quarter Ending November 30, 2003                     Page 7

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


--------------------------------------------------------------------------------
Form 10Q-SB Quarter Ending November 30, 2003                     Page 8

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

The Company's subsidiary, Able Busing Company, executed a material contract with the Cosmopolitan Learning Centre Inc. on August 26, 2002 to provide busing services. This contract is for a term of two years and pays the subsidiary company $13,266.32 USD ($16,980.90 CDN) including Goods and Services Tax each month or $159,195.93 USD ($203,770.80 CDN) annually. The contract has provisions to increase this compensation by the amount of $116.96 USD ($149.71 CDN) plus Goods and Services Tax for each person that is bused in excess of 106 persons. The contract also provide for a 3% inflation increase to the above prices after the first year of service.

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

As of January 12, 2004 the Board of Directors of Cosmopolitan Learning Centre Inc. had still not voted on extending our contract with it under similar terms and conditions for a period of 5 years. The Company has been advised that this will occur in the first quarter of 2004.

In addition we are presently involved in negotiating the acquisition of another company in motor sports industry. Please see our 14F-1 filed with the SEC on December 24, 2003 and our discussion under other information below.






--------------------------------------------------------------------------------
Form 10Q-SB Quarter Ending November 30, 2003                     Page 9

                           AMERICAN BUSING CORPORATION
--------------------------------------------------------------------------------


INDUSTRY OVERVIEW
-----------------

Our company participates in the education busing industry by busing handicapped students to their learning center.

The busing of students both handicapped and non-handicapped is characterized by intense and substantial competition. A number of our competitors are well established, substantially larger and have substantially greater market recognition and greater resources. Increased competition by existing and future competitors could materially and adversely affect our profitability. Moreover, our success depends on maintaining a high quality of efficiency so that timeliness of delivery is achieved.

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


REVENUE
-------

We have a total comprehensive loss of ($11,396) for the three month period ended November 30, 2003 as compared to the $3,319 comprehensive income earned for the three month period ended November 30, 2002 (the "Comparative Period"). Our increase in comprehensive loss is as a result of paying professional fees during this 3 month period of $11,436 versus none in the prior comparable period and increasing our salaries expense by putting a manager on the payroll. The Net Loss to date reflects that our Company operates at a loss due to the start-up nature of our business.


EXPENSES
--------

We anticipate that our transportation expense will remain relatively stable in the future because this category will capture all expenses incurred to operate the vehicles such as gas and maintenance for the year. We anticipate that this expense will be approximately $38,000 for the period September 1, 2003 to August 31, 2004 given the current rate of expenditure. The reduction of $1,153 for the Comparative Period is attributable to the drivers knowing their bus route better than when they first started their routes during the period.

We anticipate that our salaries including statutory remittances will remain stable in the future because this category will capture all expenses incurred to pay our bus drivers and manager of approximately $110,000 for the period September 1, 2003 to August 31, 2004. Salaries have increased during the Comparative Period by $19,971 due to the company hiring a manager.

--------------------------------------------------------------------------------
Form 10Q-SB Quarter Ending November 30, 2003                     Page 10

                           AMERICAN BUSING CORPORATION
--------------------------------------------------------------------------------


We anticipate that advertising expense will remain stable in the future because we don't have to do much advertising to service the contract. Advertising has increased during the Comparative Period by $130 due to the company buying lunch for the drivers from time to time, which was not done last year.

We anticipate that our depreciation expense will remain relatively stable in the future because this category will capture the capital cost depreciation of our buses and equipment of approximately $1,800 for the period September 1, 2003 to August 31, 2004.

We anticipate that our insurance and licenses expense will remain relatively stable in the future because the licensing agency has not materially increased its fees for insuring the buses. We anticipate that this expense will be approximately $5,080 for the period September 1, 2003 to August 31, 2004. This expense has increased during the Comparative Period by $8 and therefore is not material.

We anticipate that our professional services fees will increase in the future because we are continuing our public company status and the expenses that go along with filing with the Securities Exchange Commission our quarterly and year end reports. We have also retained professionals to perform services regarding the acquisition of other companies. We anticipate that this expense will be approximately $20,000 for the period September 1, 2003 to August 31, 2004. This expense has increased during the Comparative Period by $11,436 because we commenced incurring expenses to become public subsequent to November 30, 2002.

We anticipate that our administrative expenses will remain stable in the future because we will continue to be a reporting company and filing the requisite quarterly and annual reports with the Securities and Exchange Commission. We anticipate that this expense will be $3,700 for the period September 1, 2003 to August 31, 2004. This expense has decreased during the Comparative Period by $1,847 because we did less administratively and paid our professionals to maintain our public status.

We anticipate that our income taxes will be zero for the period September 1, 2003 to August 31, 2004 as we intend to pay our subsidiaries management, which will use up most of our profit.

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


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Since the date of our incorporation, we have raised an aggregate of $12,500 subsequent to August 31, 2002 year end. These monies were raised from two private offerings pursuant to Regulation D Rule 506. The remainder of our financing has been through shareholders advances of $20,000. Future cash flow financing will also be earned from the operations of the business. We anticipate that the company will be profitable next year and earn the necessary money to continue the operation.

For the three month period ended November 30, 2003 our operating activities have provided cash resources of approximately ($6,259). Our positive operating cash flow resulted principally due to accounting for our operation on an accrual accounting basis. Our accounts payable of $12,869 and accrued salaries of $13,800 represents the major reason why we show positive cash flow from our operation. We anticipate that our subsidiary will operate near or at break even for its first full fiscal year.

For the three months ended November 30, 2003 our financing activities were zero versus the company raising $12,500 during the Comparative Period.

Our investing activities consisted of our subsidiary purchasing a bus.



--------------------------------------------------------------------------------
Form 10Q-SB Quarter Ending November 30, 2003                     Page 11

                           AMERICAN BUSING CORPORATION
--------------------------------------------------------------------------------


At November 30, 2003 we had cash and cash equivalents of $6,028 and as of November 30, 2002 we had cash and cash equivalents of $10,089. This cash combined with the monies raised from our Regulation D rule 506 private placements of $12,500 in 2002, shareholder advances of $20,000 in 2003 and our anticipated revenue of $159,195.93 should provide sufficient cash and cash equivalents to fund our operations for the next 12 months.

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


ITEM 3. CONTROLS AND PROCEDURES
-------------------------------

(a) Evaluation of Disclosure Controls and Procedures. An evaluation was performed, under the supervision and with the participation of the Company's President, Chief Executive Officer, Chief Financial Officer and Director and the Company's accountant, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on that evaluation, the Company's principal executive officer and accountant concluded that the Company's disclosure controls and procedures were effective as of November 30, 2003.

(b) Changes in Internal Controls. There has been no change in the Company's internal control over financial reporting during the quarter ended November 30, 2003, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

(c) We have designed controls and procedures to ensure all material information is disclosed in our financial statements and our public reports. These controls included having competent professionals prepare our financial statements and management reviewing the financial statements with our professionals to ensure they present fairly our financial position and results of operations. We have concluded that our controls are sufficient and effective to achieve the above goal.


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

None.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES
---------------------------------------

None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

None.


--------------------------------------------------------------------------------
Form 10Q-SB Quarter Ending November 30, 2003                     Page 12

                           AMERICAN BUSING CORPORATION
--------------------------------------------------------------------------------


ITEM 5. OTHER INFORMATION
-------------------------

Controls
--------

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

Negotiation of purchase of motor sports retailer
------------------------------------------------

Pursuant to a Stock Purchase and Reorganization Agreement (the "Reorganization
                                                                --------------
Agreement"), by and among the Company, Edmond Forister, the sole officer,
---------
director and controlling shareholder of the Company, and the three (3) shareholders of W.W. Cycles Inc., an Ohio corporation that is a retail dealer of motorcycles, all terrain vehicles, scooters and personal watercraft (the "Cycles
                                                                          ------
Shareholders"), which the Company intends to execute and enter into on or around
------------
December 30, 2003, and certain related agreements delivered in connection with the Reorganization Agreement (collectively, the "Related Agreements"), (i) the
                                                 ------------------
Cycles Shareholders shall exchange all 100 issued and outstanding shares of common stock of Cycles owned by them for 7,850,000 shares of the Company's Common Stock, (ii) two (2) of the Cycles Shareholders shall purchase an additional 150,000 shares of Common Stock from IFG Investment Services, Inc., a Company shareholder (the "Selling Shareholder or IFG") for an aggregate purchase
                          --------------------------
price of $178,750, (iii) the Company shall repurchase from Mr. Forister, 8,500,000 shares of Common Stock owned by him and repay all outstanding loans made by Mr. Forister to the Company (in an aggregate approximate amount of $30,000) for an aggregate consideration of $21,250, (iv) the Company will sell to Kim Dmuchowski, the sole officer and director of Able, all 100 shares of common stock of Able issued and outstanding so that Able will no longer be a subsidiary of the Company, and (v) Mr. Forister, the sole officer and director of the Company shall resign and be replaced by Russell A. Haehn and Gregory A. Haehn, two of the Cycles Shareholders (collectively, the "Acquisition Events").
                                                          ------------------
Immediately following the closing of the Acquisition Events, (i) the Cycles Shareholders will own approximately 76.74% of the Company's issued and outstanding shares of Common Stock and (ii) Cycles shall be a wholly-owned subsidiary of the Company.

It is the intention of the Company, Mr. Forister, the Selling Shareholder and the Cycles Shareholders to complete the closings of the Acquisition Events as soon as reasonably possible, but in any event no later than January 15, 2004. However, the obligations of the parties to consummate the Acquisition Events are subject to satisfaction of certain conditions precedent. One such condition precedent to closing under the Reorganization Agreement is compliance with Rule 14f-1 adopted by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the "Exchange Act") which requires the Company
                                       ------------
to provide prior written notice to its shareholders of the anticipated change in identity of the members of its Board of Directors not less than ten (10) days prior to date upon which the new directors are to take office.

There is no assurance that the parties will enter into the Reorganization and the Related Agreements, or in the event that they do, that they will consummate the transactions contemplated by such agreements, because there is no assurance that the parties will satisfy all of the conditions for closing.

It is contemplated that prior to the closing of the Acquisition Events IFG will pay less than $.01 per share for the 150,000 shared of Common Stock of the Company. Under the terms of the Related Agreement covering the purchase of the Selling Shareholder's shares of Common Stock, the Cycles Shareholders are purchasing the 150,000 shares of Common Stock for a total purchase price of $178,750, or $1.19 per share. As a result, the Selling Shareholder is making a substantial profit on the sale of the 150,000 shares of Common Stock. The Selling Shareholder has also provided consulting services to the Company with respect to the Acquisition Events.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

31.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

--------------------------------------------------------------------------------
Form 10Q-SB Quarter Ending November 30, 2003                     Page 13

                           AMERICAN BUSING CORPORATION
--------------------------------------------------------------------------------


SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            AMERICAN BUSING CORPORATION.

Dated: January 12, 2004                By:  /s/ Edmond Forister
                                            -------------------
                                            Name:   Edmond Forister
                                            Title:  President, Chief Executive
                                                    Officer, and Chief Financial
                                                    Officer












































--------------------------------------------------------------------------------
Form 10Q-SB Quarter Ending November 30, 2003                     Page 14