Form 10-Q
period 2004-03-31
GIANT MOTORSPORTS INC
filed 2004-05-17
CIK 1204947

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-Q


(Mark One)

[X]   Quarterly report pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934
      For the quarterly period ended March 31, 2004
                                     --------------

                               OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the transition period from ___________ to ____________


              Commission File Number:   000-50243
                                     ---------------

                     GIANT MOTORSPORTS, INC.
-------------------------------------------------------------------
       (Exact Name of Registrant as Specified in Its Charter)

           Nevada                                  33-1025552
-------------------------------------------------------------------
State or Other Jurisdiction of                   (I.R.S. Employer
Incorporation or Organization)                  Identification No.)

13134 State Route 62, Salem, Ohio                     44460
-------------------------------------------------------------------
(Address of Principal Executive Offices)            (Zip Code)


                         (330) 332-8534
-------------------------------------------------------------------
        (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]    No [ ]

As of May 14, 2004 the registrant had 10,425,000 shares of common stock, $.001 par value, issued and outstanding.

                     GIANT MOTORSPORTS, INC.

                       INDEX TO FORM 10-Q


                                                                PAGE
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements                                 3

   Consolidated Balance Sheets as of March 31, 2004              4-5
     (Unaudited) and December 31, 2003 (Audited)

   Consolidated Unaudited Statements of Operations               6
     for the Three Months Ended March 31, 2004 and 2003

   Consolidated Unaudited Statement of Shareholders'             7
     Equity for the Three Months Ended March 31, 2004

   Consolidated Unaudited Statements of Cash Flows for           8
   the Three Months Ended March 31, 2004 and 2003

   Notes to Consolidated Unaudited Financial Statements          9-17

Item 2.   Management's Discussion and Analysis of                18-22
          Financial Condition and Results of Operations

Item 3.   Quantitative and Qualitative Disclosures about         23
          Market Risk

Item 4.   Controls and Procedures                                23


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                      23

Item 2.   Changes in Securities, Use of Proceeds and             23
          Issuer Purchasers of Equity Securities

Item 3.   Defaults Upon Senior Securities                        23

Item 4.   Submission of Matters to a Vote of Security            24
          Holders

Item 5.   Other Information                                      24

Item 6.   Exhibits and Reports on Form 8-K                       24

SIGNATURES                                                       25

                             PART I
                      FINANCIAL INFORMATION

     The Company's Financial Statements, Results Of Operations And Liquidity And Capital Resources Disclosure In This Form 10-Q, Only Provides Information Regarding W.W. Cycles, Inc., One Of The Company's Wholly-Owned Operating Subsidiaries. Because Chicago Cycles, The Company's Other Wholly-Owned, Operating Subsidiary, Only Was Acquired By The Company In April 2004, Financial Statements And Other Financial Disclosure For Chicago Cycles Are Not Included In This Form 10-Q. As Disclosed In The Company's Current Report On Form 8-K Filed With The SEC On May 11, 2004, However, The Required Financial Statements For Chicago Cycles And Pro-Form Financial Statements Will Be Filed With The SEC On Form 8-KA Within The Proscribed SEC Time Requirements.


Item 1.        Financial Statements

                        BALANCE SHEETS

                   GIANT MOTORSPORTS, INC.

                                                    March 31, 2004   December 31, 2003
                                                    --------------   -----------------
                                                      (Unaudited)         (Audited)

ASSETS

CURRENT ASSETS
  Cash and cash equivalents                         $    1,275,916      $      587,917
  Accounts receivable, net                               2,508,690           1,285,106
  Accounts receivable, affiliates                            5,326             315,343
  Inventories                                           12,345,280          10,986,080
  Deferred federal income taxes                             35,700                   -
  Current portion of notes receivable, officers            768,516             679,405
  Prepaid expenses                                          64,017               8,000
                                                    --------------      --------------
                          TOTAL CURRENT ASSETS          17,003,445          13,861,851





PROPERTY AND EQUIPMENT, NET                                450,294             425,177
                                                    --------------      --------------




OTHER ASSETS
  Deposits                                                  16,000              16,000
                                                    --------------      --------------
                            TOTAL OTHER ASSETS              16,000              16,000
                                                    --------------      --------------
                                                    $   17,469,739      $   14,303,028



         See accompanying notes to financial statements

                    GIANT MOTORSPORTS, INC.



                                                    March 31, 2004   December 31, 2003
                                                    --------------   -----------------
                                                      (Unaudited)         (Audited)


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Lines of credit                                $         450,000      $      450,000
  Notes payable, floor plans                            13,336,497          11,575,660
  Note payable                                           1,250,000                   -
  Accounts payable, trade                                  713,315             675,042
  Accrued expenses                                         269,311             258,412
  Accrued income taxes                                     126,000                   -
  Customer deposits                                        166,839             215,632
  Current portion of long-term debt                         67,085              97,073
                                                    --------------      --------------
                     TOTAL CURRENT LIABILITIES          16,379,047          13,271,819

DEFERRED FEDERAL INCOME TAXES                               19,700                   -

LONG-TERM DEBT, NET                                         12,774                   -
                                                    --------------      --------------
                             TOTAL LIABILITIES          16,411,521          13,271,819


COMMITMENTS - NOTE I


STOCKHOLDERS' EQUITY
Common stock, $.001 par value at March 31, 2004;
  Authorized 75,000,000 shares at March 31, 2004;
  Issued and outstanding 10,425,000 shares at
    March 31, 2004                                          10,425               8,000
  Paid-in capital                                          860,534           1,023,209
  Retained earnings                                        187,259                   -
                    TOTAL STOCKHOLDERS' EQUITY           1,058,218           1,031,209
                                                    --------------      --------------
                                                    $   17,469,739      $   14,303,028


          See accompanying note to financial statements

                     STATEMENTS OF OPERATIONS

                      GIANT MOTORSPORTS, INC.

              For the three months ended March 31

                                                         2004                2003
                                                    --------------      --------------
                                                      (Unaudited)         (Unaudited)
OPERATING INCOME
  Sales                                             $   10,996,091      $    9,408,830
  Finance, insurance and extended service revenues         204,072             181,814
                                                    --------------      --------------
                        TOTAL OPERATING INCOME          11,200,163           9,590,644

COST OF MERCHANDISE SOLD                                 9,710,863           8,429,992
                                                    --------------      --------------
                                  GROSS PROFIT           1,489,300           1,160,652


OPERATING EXPENSES
  Selling expenses                                         596,064             592,852
  General and administrative expenses                      508,161             320,984
                                                    --------------      --------------
                                                         1,104,225             913,836
                                                    --------------      --------------
                        INCOME FROM OPERATIONS             385,075             246,816


OTHER INCOME AND (EXPENSE)
  Other income, net                                            898               2,490
  Interest expense, net                                    (88,714)            (63,166)
                                                    --------------      --------------
                                                           (87,816)            (60,676)
                                                    --------------      --------------
                    INCOME BEFORE INCOME TAXES             297,259             186,140

INCOME TAXES                                               110,000                   -
                                                    --------------      --------------
                                    NET INCOME      $      187,259      $      186,140
                                                    ==============      ==============

Basic and diluted earnings per share                $         0.02                0.02
                                                    ==============      ==============

Basic and diluted weighted average common
shares outstanding                                      10,425,000           8,000,000
                                                    ==============      ==============


         See accompanying notes to financial statements

               STATEMENTS OF STOCKHOLDERS' EQUITY

                    GIANT MOTORSPORTS, INC.

           For the three Months ended March 31, 2004

                                              Common Stock           Paid-In        Retained
                                          Shares        Amount       Capital        Earnings      Total
                                         ----------   ---------    ------------   ----------   ------------

Balance, December 31, 2003                8,000,000   $   8,000    $  1,023,209   $        -   $  1,031,209

Distribution to existing shareholders             -           -        (154,000)           -   $   (154,000)

Shares issued to shareholders
of American Busing, Inc.                  2,425,000       2,425         (23,675)           -        (21,250)

Stock warrants issued as compensation             -           -          15,000            -         15,000

Net income                                        -           -               -      187,259        187,259

Balance, March 31, 2004                  10,425,000   $  10,425    $    860,534   $  187,259   $  1,058,218
                                         ----------   ---------    ------------   ----------   ------------





















         See accompanying notes to financial statements

                  STATEMENTS OF CASH FLOWS

                   GIANT MOTORSPORTS, INC.

            For the three months ended March 31

                                                         2004                2003
                                                    --------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                         $      187,259      $      186,140
 Adjustments to reconcile net income to net cash
 used in operating activities:
 Depreciation                                               20,374              14,765
 Deferred federal income taxes                             (16,000)                  -
 Issuance of stock warrants for services                    15,000                   -
 Increase in accounts receivable, net                   (1,223,584)           (772,304)
 Increase in inventories                                (1,359,200)         (1,188,036)
 Increase in floor plan liability                        1,760,837           1,306,124
 Increase in prepaid expenses                              (56,017)            (63,288)
 Decrease in customer deposits                             (48,793)             86,323
 Increase in accounts payable trade                         38,273             110,238
 Increase in accrued income taxes                          126,000                          -
 Increase in accrued expenses                               10,899             (12,857)
                                                    --------------      --------------
 NET CASH USED IN OPERATING ACTIVITIES                    (544,952)           (332,895)
                                                    --------------      --------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property and equipment                        (27,527)            (30,136)
 Decrease in accounts reivable affiliates                  310,017                   -
 Increase in notes receivable from officers                (89,111)           (197,627)
                                                    --------------      --------------
 NET CASH PROVIDED BY (USED IN)
   INVESTING ACTIVITIES                                    193,379            (227,763)
                                                    --------------      --------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Short-term borrowings on note                           1,250,000                   -
 Payments on long-term debt                                (35,178)            (35,243)
 Distributions                                            (154,000)                  -
 Repurchase 8,000,000 shares of common stock               (21,250)                  -
                                                    --------------      --------------
 NET CASH PROVIDED BY (USED IN)
   FINANCING ACTIVITIES                                  1,039,572             (35,243)
                                                    --------------      --------------
 NET INCREASE IN CASH AND CASH EQUIVALENTS                 687,999            (595,901)

 CASH AND CASH EQUIVALENTS, beginning of Year              587,917             780,372
                                                    --------------      --------------
 CASH AND CASH EQUIVALENTS, end of quarter          $    1,275,916      $      184,471
                                                    --------------      --------------

OTHER SUPPLEMENTARY CASH FLOW INFORMATION
 Long-term borrowings incurred for the
   acquisition of a vehicle                         $       17,964      $            -

 Interest paid during the quarter                   $       94,169      $       63,166

Issuance of stock warrants for services             $       15,000      $            -



         See accompanying notes to financial statements

                  NOTES TO FINANCIAL STATEMENTS


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations:
--------------------
    Giant Motorsports, Inc., through its wholly-owned subsidiary, W.W. Cycles, Inc., (the Company), is doing business as Andrews Cycles, operates a retail dealership of motorcycles, all terrain vehicles, scooters and personal watercraft in northeastern Ohio. On December 30, 2003, the stockholders of W.W. Cycles, Inc. entered into a Stock Purchase and Reorganization Agreement in which effective January 16, 2004 (the Closing Date) W.W. Cycles, Inc. was issued an aggregate of 8,000,000 restricted shares of common stock, $.001 par value, of American Busing Corporation in exchange for all of the outstanding shares of the common stock of the Company, resulting in W.W. Cycles, Inc. becoming a wholly-owned subsidiary of American Busing Corporation, an inactive public company. The acquisition was accounted for as a reverse merger whereby, for accounting purposes, WW Cycles, Inc. is considered the accounting acquirer and the historical financial statements of WW Cycles, Inc. became the historical financial statements of Giant Motorsports, Inc. Effective April 5, 2004 American Busing Corporation changed its name to Giant Motorsports, Inc.

Cash and Cash Equivalents:
-------------------------
    Cash and cash equivalents include amounts held in demand deposit accounts and overnight investment accounts. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Contracts in Transit:
--------------------
    Contracts in transit represent customer finance contracts evidencing loan agreements or lease agreements between the Company, as creditor, and the customer, as borrower, to acquire or lease a vehicle whereby a third-party finance source has given the Company initial, non-binding approval to assume the Company's position as creditor. Funding and approval from the finance source is provided upon the finance source's review of the loan or lease agreement and related documentation executed by the customer at the dealership. These finance contracts are typically funded within ten days of the initial approval of the finance transaction by the third-party finance source. The finance source is not contractually obligated to make the loan or lease to the customer until it gives its final approval and funds the transaction. Until such final approval is given, contracts in transit represent amounts due from the customer to the Company. See Note B for additional information.

Allowance for Doubtful Accounts:
-------------------------------
    Accounts are written off when management determines that an account is uncollectible. Recoveries of accounts previously written off are recorded when received. An estimated allowance for doubtful accounts is determined to reduce the Company's receivables to their carrying value, which approximates fair value. The allowance is estimated based on historical collection experience, specific review of individual customer accounts, and current economic and business conditions. Historically, the Company has not incurred any significant credit related losses.

Revenue Recognition:
-------------------

Vehicle Sales:
    The Company records revenue when vehicles are delivered and title has passed to the customer, when vehicle service or repair work is performed and when parts are delivered. Sales promotions that are offered to customers are accounted for as a reduction to the sales price at the time of sale. Incentives, rebates and holdbacks offered by manufacturers directly to the Company are recognized at the time of sale if they are vehicle specific, or as earned in accordance with the manufacturer program rules and are recorded as a reduction of cost of merchandise sold.

Finance, Insurance and Extended Service Revenues:
    The Company arranges financing for customers through various financial institutions and receives a commission from the lender equal to the difference between the interest rates charged to customers and the interest rates set by the financing institution. The Company also receives commissions from the sale of various third party insurance products to customers and extended service contracts. These commissions are recorded as revenue at the time the customer enters into the contract. The Company is not the obligor under any of these contracts. In the case of finance contracts, a customer may prepay or fail to pay their contract, thereby terminating the contract. Customers may also terminate extended service contracts, which are fully paid at purchase, and become eligible for refunds of unused premiums. In these circumstances, a portion of the commissions the Company receives may be charged back based on the relevant terms of the contracts. The revenue the Company records relating to commissions is net of an estimate of the ultimate amount of chargebacks the Company will be required to pay. Such estimates of chargeback experience is based on our historical chargeback expense arising from similar contracts.

Fair Value of Financial Instruments:
-----------------------------------
    Financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and debt, including floor plan notes payable. The carrying amount of all significant financial instruments approximates fair value due either to length or maturity or variable interest rates that approximate prevailing market rates.

Inventories:
-----------
    Parts and accessories inventories are stated at the lower of cost or market using the first-in, first-out method. Vehicle inventories are stated at the lower of cost or market using the specific identification method.

Concentration of Credit Risk:
----------------------------
    Financial instruments that potentially subject the Company to credit risk consist of cash equivalents and accounts receivable.

    The Company's policy is to review the amount of credit exposure to any one financial institution and place investments with financial institutions evaluated as being creditworthy. In the ordinary course of business, the Company has bank deposits and overnight repurchase agreements that may exceed federally insured limits.

    Concentration of credit risk, with respect to accounts receivable-customers, is limited through the Company's credit evaluation process. The Company reviews the credit history before extending credit. Generally, the Company does not require collateral from its customers.

Property and Equipment:
----------------------
    Property and equipment are stated at cost. Maintenance and repairs that do not add materially to the value of the asset nor appreciably prolong its useful life are charged to expense as incurred. Gains or losses on the disposal of property and equipment are included in the determination of income.

    Depreciation of property and equipment and amortization of leasehold improvements are provided using the straight-line method over the following estimated useful lives:

     Fixtures, and equipment....................    5-7 years
     Vehicles...................................      5 years
     Leasehold Improvements.....................     15 years

Impairment of Long-Lived Assets:
-------------------------------
    Long-lived assets are reviewed for impairment whenever events such as product discontinuances, product dispositions or other changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds the sum of non-discounted cash flows expected to result from the asset's use and eventual disposition. An impairment loss is measured as the amount by which the carrying amount exceeds its fair value, which is typically calculated using discounted expected future cash flows. The discount rate to these cash flows is based on the Company's weighted average cost of capital, which represents the blended after-tax costs of debt and equity. There were no indications of impairments at March 31, 2004.

Income Taxes:
------------
    Income taxes are calculated using the liability method specified by Statement of Financial Accounting Standards No. 109,
"Accounting for Income Taxes."

    At March 31, 2004, income taxes are provided for amounts currently due and deferred amounts arising from temporary differences between income for financial reporting and income tax purposes.

Product Warranty:
----------------
    The Company sells both manufacturers and company warranties.
The anticipated costs related to company's product warranties are accrued when units are sold.

Advertising Costs:
-----------------
    Advertising costs are expensed when incurred. Charges to operations amounted to $198,288 and $224,619 for the three months ended March 31, 2004 and 2003 respectively.

Use of Estimates:
----------------
    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


NOTE B - ACCOUNTS RECEIVABLE, NET

    Accounts receivable, net consisted of the following:

                                           March 31      December 31
                                             2004           2003
                                         ------------    -----------

      A/R-Customers and dealers          $  1,407,250    $   651,932
      A/R-Manufacturers                       655,029        328,790
      A/R-Employees                             1,746          4,902
      Contracts in transit                    469,665        324,482
                                         ------------    -----------
                                            2,533,690      1,310,106
      Allowance for doubtful accounts          25,000         25,000
                                         ------------    -----------
                                         $  2,508,690    $ 1,285,106
                                         ============    ===========



NOTE C - INVENTORIES

    Inventories consisted of the following:

                                           March 31      December 31
                                             2004           2003
                                         ------------    ------------

      Parts and accessories              $    754,098    $    736,308
      Vehicles                             11,591,182      10,249,772
                                         ------------    ------------
                                TOTALS   $ 12,345,280    $ 10,986,080
                                         ============    ============



NOTE D - PROPERTY AND EQUIPMENT

    Property and equipment consisted of the following:

                                           March 31      December 31
                                             2004           2003
                                         ------------    -----------

      Fixtures and equipment             $    206,264    $   178,737
      Vehicles                                252,522        234,558
      Leasehold improvements                  264,328        264,328
                                         ------------    -----------
                                              723,114        667,623
      Less accumulated depreciation           272,820        252,446
                                         ------------    -----------
            NET PROPERTY AND EQUIPMENT   $    450,294    $   425,177
                                         ============    ===========


    Depreciation expense charged to operations amounted to $20,374 and $14,765 for the three months ended March 31, 2004 and

2003 respectively.


NOTE E - NOTES RECEIVABLE OFFICERS

    Notes receivable officers consisted of advances to officers and advances to companies that the officers own bearing interest at 6% with no stipulated repayment terms. Interest income on these notes amounted to $9,893 for the three months ended March 31, 2004. The notes are expected to be repaid by December 31, 2004.


NOTE F - LINES OF CREDIT

    The Company's line of credit agreements consisted of the following:

                                                                             March 31      December 31
                                                                               2004           2003
                                                                           ------------    -----------
    $250,000 line of credit with one of its suppliers
       bearing interest at 7.5%.  The loan is collateralized
       by substantially all of the Company's assets.  The
       outstanding principal balance is payable in full by
       December 2004.  The Company can re-borrow on
       the line one month subsequent to payoff.                            $    150,000    $   150,000
    $300,000 revolving line of credit at a bank bearing
        interest at a variable rate of prime plus one percent
       (5% at March 31, 2004).  The loan is collateralized by
       substantially all the Company's assets and the building
       owned personally by an officer.                                          300,000        300,000
                                                                           ------------    -----------
                                        TOTALS                             $    450,000    $   450,000
                                                                           ============    ===========



NOTE G - NOTES PAYABLE - FLOOR PLANS

     The Company has floor plan financing agreements for the purchase of its new and used vehicle inventory. The floor plans are collateralized by substantially all corporate assets. The floor plan financing agreements consisted of the following:

                                                                             March 31      December 31
                                                                               2004           2003
                                                                           ------------    -----------
    Kawasaki Motors Finance Company floor plan
       agreement provides for borrowings up to
       $1,240,010.  Interest is payable monthly and
       fluctuates with prime and varies based on the type
       of unit financed and the length of time the unit
       remains on the floor plan (ranging from 7% to 18%
       at March 31, 2004).  Principal payments are
       due upon the sale of the specific units financed.                   $  1,152,313    $   720,246
                                                                           ------------    -----------
                               CARRIED FORWARD                                1,152,313        720,246

                                                                             March 31      December 31
                                                                               2004           2003
                                                                           ------------    ------------

                               BROUGHT FORWARD                             $  1,152,313    $    720,246

      American Honda Finance floor plan agreement
       provides for borrowings up to $2,000,000.
       Manufacturers at their discretion may increase the
       borrowings.  Interest is payable monthly and
       fluctuates with prime and varies based on the type
       of unit financed and the length of time the unit remains
       on the floor plan (ranging from 4.5% to 6% at
       March 31, 2004).  Principal payments are due upon
       the sale of the specific units financed.                               3,772,469       3,706,011
      Deutsche Financial Service floor plan agreement for
       Yamaha units provides for borrowings up to $2,500,000.
       Interest is payable monthly and fluctuates with prime
       and varies based on the type of unit financed and the
       length of time the unit remains on the floor plan
       (ranging from 3.3% to 5.83% at March 31, 2004).
       Principal payments are due upon the sale of the
       specific units financed.                                               1,146,969       1,247,034
      Deutsche Financial Service floor plan agreement for
       Suzuki units provides for borrowings up to $1,000,000.
       Manufacturers at their discretion may increase the
       borrowings.  Interest is payable monthly and fluctuates
       with prime and varies based on the type of unit financed
       and the length of time the unit remains on the floor plan
       (ranging from 3% to 4.583% at March 31, 2004).
       Principal payments are due upon the sale of the specific
       units financed.                                                        4,914,447       4,508,402
      Polaris Acceptance floor plan agreement provides for
       borrowings up to $325,000.  Manufacturers at their
       discretion may increase the borrowings.  The agreement
       is collateralized by specific units financed (ranging from
       2.43% to 3.61% at March 31, 2004).  Principal
       payments are due the earlier of date of sale or one
       year after financing.                                                    232,259         398,230
      Fifth Third Bank floor plan agreement provides for
       borrowings up to $2,500,000.  Interest is payable
       monthly and fluctuates with prime and varies based
       on the type of unit financed and the length of time
       the unit remains on the floor plan (4% at
       March 31, 2004).  Principal payments are due
       upon the sale of the specific units financed.                          2,118,040         995,737
                                                                           ------------    ------------
                                         TOTALS                            $ 13,336,497    $ 11,575,660
                                                                           ============    ============

NOTE H - NOTE PAYABLE

    Note payable consisted of a $1,250,000 note payable to a bank bearing interest at prime plus one percent (5% at March 31, 2004). The note is collateralized by substantially all the Company's assets and is guaranteed by the majority stockholder's. The note is due May 31, 2004.


NOTE I - LONG-TERM DEBT

    The following is a summary of long-term debt:

                                                                             March 31      December 31
                                                                               2004           2003
                                                                           ------------    ------------

    Note payable to bank bearing interest at 6.85%,
       payable in monthly installments of $1,635, through
       July 2004, collateralized by vehicle.                               $      6,446    $     11,186
    Noninterest bearing note payable to finance company,
       payable in monthly installments of $518, through
       November 2004, collateralized by vehicle.                                  3,624           5,177
    Note payable to bank bearing interest at 5.75%,
       payable in monthly installments of $7,576, through
       November 2004, collateralized by second mortgage
       on commercial real estate owned by a shareholder.                         51,825          80,710
    Note payable to bank bearing interest at 8%,
       payable in monthly installments of $537, through
       May 2007, collateralized by vehicle.                                      17,964               0
                                                                           ------------    ------------
                                                                                 79,859          97,073
    Less current maturities                                                      67,085          97,073
                                                                           ------------    ------------
                                        TOTALS                             $     12,774    $          0
                                                                           ============    ============



NOTE J - INCOME TAXES

    Income taxes (credit) consisted of the following:

                                                                             March 31      December 31
                                                                               2004           2003
                                                                           ------------    ------------
    Federal:

      Current                                                              $    102,000    $          -
      Deferred                                                                  (16,000)              -
                                                                           ------------    ------------
                                                                                 86,000               -
                                                                           ------------    ------------
    State:

      Current                                                                    24,000               -
      Deferred                                                                        -               -
                                                                           ------------    ------------
                                                                                 24,000               -
                                                                           ------------    ------------
                                        TOTALS                             $    110,000    $          -
                                                                           ============    ============


    No income taxes were paid for the quarters ended March 31, 2004 and 2003.

          Deferred tax assets (liabilities) consisted of the following:

                                                                             March 31      December 31
                                                                               2004           2003
                                                                           ------------    ------------

         Deferred tax assets - current:

               Allowance for doubtful accounts                                    8,500               -
               Accrual                                                           27,200               -
                                                                           ------------    ------------
               Gross deferred tax assets                                         35,700               -
                                                                           ------------    ------------

         Deferred tax liabilities - long-term:
               Depreciation                                                $    (19,700)   $          -
                                                                           ------------    ------------

                                        TOTALS                             $     16,000    $          -
                                                                           ============    ============



NOTE K - RELATED PARTY TRANSACTIONS

Related Party Transactions:

    Accounts receivable, affiliates consisted of the following:

                                                                             March 31      December 31
                                                                               2004           2003
                                                                           ------------    ------------
       Noninterest bearing advances to and transfer of
         product at cost to Andrews North, Inc., a corporation
         in Cleveland, Ohio affiliated through common
         ownership interest to be repaid within one year                   $          -    $    220,000
       Non-interest bearing advances of $-0- at March 31,
         2004 and $90,000 at December 31, 2003 and sale
         of product of $5,326 at March 31, 2004 and $5,343
         at December 31, 2003 to individuals related to
         the shareholders of the corporation to be repaid
         within one year                                                          5,326          95,343
                                                                           ------------    ------------
                                        TOTALS                             $      5,326    $    315,343
                                                                           ============    ============


    Notes receivable officers amounted to $768,516 at March 31, 2004 and $679,405 at December 31, 2003 (See Note E).

     The Company leases its retail facility from a shareholder under a five-year agreement with two five year renewal terms.
The Company guarantees the debt on the building which amounted to approximately $350,000 at March 31, 2004.

     Charges to operations amounted to $45,000 for the three months ended March 31, 2004 and 2003.

    The following is a summary of future minimum lease payments under operating leases that have initial or remaining noncancellable terms in excess of one year as of March 31, 2004:

          YEAR ENDING                       AMOUNT

             2004                         $ 135,000
             2005                           180,000
             2006                           180,000
             2007                           180,000
             2008                           180,000
                                          $ 855,000

NOTE M - SUBSEQUENT EVENTS

          On April 30, 2004, Giant Motorsports, Inc. purchased substantially all the assets of a motorcycle dealership in Chicago currently operating as Chicago Cycles for $2,925,000. The Chicago dealership will operate as a wholly owned subsidiary of Giant Motorsports, Inc.

Item 2.  Management's Discussion and Analysis of Financial
         Conditions and Results of Operations
         -------------------------------------------------

     This document includes statements that may constitute forward-looking statements made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company would like to caution readers regarding certain forward-looking statements in this document and in all of its communications to shareholders and others, press releases, securities filings, and all other communications. Statements that are based on management's projections, estimates and assumptions are forward-looking statements. The words "believe," "expect," "anticipate," "intend," "will," and similar expressions generally identify forward-looking statements. While the Company believes in the veracity of all statements made herein, forward-looking statements are necessarily based upon a number of estimates and assumptions that, while considered reasonable by the Company, are inherently subject to significant business, economic and competitive uncertainties and contingencies and known and unknown risks. Many of the uncertainties and contingencies can affect events and the Company's actual results and could cause its actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

GENERAL

     The Company's goal is to become one of the largest dealers of powersports in the United States through acquisitions and internal growth.

     The motorsports industry is highly fragmented with an estimated 4,000 retail stores throughout the United States. The Company is attempting to capitalize upon the consolidation opportunities available and increase its revenues and income by acquiring additional dealers and improving its performance and profitability.

     Management plans to maximize the operating and financial performance of its dealerships by achieving certain efficiencies that will enhance internal growth and profitability. By consolidating functions within the Company, management believes it can reduce overall expenses, simplify dealership management and create economies of scale.

     The Company will specifically target dealers in markets with strong buyer demographics that, due to under-management or under-capitalization, are unable to realize their market share potential and can benefit substantially from the Company's systems and operating strategy.

     The Company, together with its two (2) wholly-owned subsidiaries, owns and operates two (2) retail powersport superstores. The Company's core brands include Suzuki, Yamaha, Honda, Ducat and Kawasaki. The Company superstores operate under the names "Andrews Cycles" and "Chicago Cycles." Andrews Cycles is located in Salem, Ohio, has approximately fifty (50) employees as of March 31, 2004 and operates from an approximately thirty-five thousand (35,000) square foot facility. Chicago Cycles is located in Chicago, Illinois, has approximately sixty (60) employees and operates from an approximately thirty thousand (30,000) square foot facility. The Company believes Andrews

Cycles and Chicago Cycles are two of the largest volume dealers of powersports in the Midwest.

     On April 30, 2004, pursuant to an Asset Purchase Agreement (the "Asset Agreement"), dated as of April 30, 2004 by and among the Company, King's Motorsports, Inc., d/b/a Chicago Cycle ("Chicago Cycle"), Jason Haubner and Jerry Fokas, the two (2) shareholders of Chicago Cycle, the Company acquired (the "Acquisition"), substantially all of the assets of Chicago Cycle (the "Chicago Assets"). In consideration for the Chicago Assets and pursuant to the Asset Agreement, the Company (i) assumed certain specified liabilities of Chicago Cycle, and (ii) agreed to pay to Chicago Cycle $2,925,000, as follows: (a) $1,250,000 at the closing of the Acquisition (the "Initial Payment"), and (b) $1,675,000 through the issuance to Chicago Cycle of a 6% $1,675,000 aggregate principal amount promissory note (the "Note"). The principal amount of the Note matures as follows:
(i) $500,000 on July 29, 2004, (ii) $250,000 on October 27, 2004,
and (iii) the remaining $925,000, plus accrued but unpaid interest on April 30, 2005. The Note is secured by a second lien on the Chicago Assets pursuant to a Commercial Security Agreement dated as of April 30, 2004, by and among the Company and Chicago Cycle, and guaranteed pursuant to a Guaranty dated April 30, 2004 by and among Chicago Cycle, the Company, Russell Haehn and Gregory Haehn, the current executive officers, directors and controlling shareholders of the Company (each an "Executive," and, collectively, the "Executives").

     To fund the $1,250,000 Initial Payment, the Company pursuant to a Term Note dated March 12, 2004, by and among the Company and The Fifth Third Bancorp Bank (the "Bank") borrowed $1,250,000 (the "Loan") from the Bank. The Loan matures on May 31, 2004, and bears interest at the rate of prime plus one percent (1%) per annum. The Company's payment obligations under the Loan are guaranteed by the Executives pursuant to a Secured Continuing Guaranty Unlimited dated as of March 12, 2004 by each Executive and the Bank. The Loan is also secured pursuant to a Security Agreement dated March 12, 2004 by and between the Bank and the Company, by a first priority lien on all of the assets of the Company (including, but not limited to, the Chicago Assets). The Company believes it will restructure the terms of the Loan to, among other items, extend the maturity date of the loan by converting the Loan into a 3-5 year term loan.

     Pursuant to a Management Agreement dated April 30, 2004, by and among the Company and Chicago Cycle, in the event the Company does not receive dealership franchise approvals and floor plan financing by approximately August 30, 2004, the Company has the right to require Chicago Cycle to repurchase the Chicago Assets for $1,675,000.

     In connection with the Acquisition and pursuant to the Asset Purchase Agreement, the Company entered into a Noncompetition Agreement ("Noncompetition Agreement"), dated April 30, 2004 with Mr. Haubner, pursuant to which Mr. Haubner agreed to limit his business activities to those not competing with Chicago Cycle until December 31, 2006. In consideration for the Noncompetition Agreement, the Company agreed to (i) pay to Mr. Haubner a monthly fee of $20,833 from January 20, 2005 through December 31, 2006, and (ii) provide Mr. Haubner with certain health insurance coverage.

     Pursuant to an Employment Agreement ("Employment Agreement"), dated April 30, 2004 between the Company and Jerry Fokas (the "Employee"), the Company agreed to employ Mr. Fokas as a sales manager for a two (2) year period. In consideration for such employment, the Company agreed to, among other things, pay to the Employee (i) a salary of $2,500 per week from May 1, 2004 to April 30, 2005, and $3,000 per week from May 1, 2005 to April 30, 2006, and (ii) a quarterly bonus equal to five percent (5%) of Chicago Cycle's quarterly earnings before interest, taxes, depreciation and amortization (as determined by the certified public accounting firm that regularly provides accounting services to Chicago Cycle and/or the Company).

     On April 20, 2004, pursuant to a $500,000 aggregate principal amount promissory note bearing interest at the rate of fourteen (14%) percent per annum (the "Bridge Note"), the Company received from a third party lender (the "Lender") a $500,000 aggregate principal amount bridge loan (the "Bridge Loan"). All outstanding principal on the Bridge Note is due on October 19, 2004. To secure the repayment of principal and interest on the Bridge Note, each Executive (i) pledged to the Lender 150,000 shares (300,000 shares in the aggregate) of the common stock, par value $0.001 per share, of the Company (the "Common Stock") owned by each such Executive, and (ii) guaranteed the payment of all of the Company's payment obligations to the Lender under the Bridge Note. As partial consideration for the Bridge Loan, the Company issued to the Lender a five (5) year warrant to purchase 100,000 shares of Common Stock (the "Warrant Shares"), at an exercise price of $2.25. The Company also granted to the Lender certain piggyback registration rights with respect to the Warrant Shares. The Company used $500,000 Bridge Loan proceeds for working and operating capital.

     On April 5, 2004, the Company changed its name from American
Busing Corporation to Giant Motorsports, Inc.

     On January 16, 2004, pursuant to a Stock Purchase and Reorganization Agreement dated as of December 30, 2003 (the "Agreement"), between, among others, the Company, W.W. Cycles, Inc. ("Cycles") and the Executives, the Company issued to the Executives and one (1) other Cycles' employee, an aggregate of 7,850,000 shares of Common Stock in exchange for all of the issued and outstanding shares of the capital stock of Cycles, resulting in Cycles becoming a wholly-owned subsidiary of the Company (the "Initial Acquisition"). On such date, the Executives also purchased an additional 150,000 shares of Common Stock from a then shareholder of the Company for an aggregate purchase price of $178,750. Simultaneously with the Closing of the Initial Acquisition, the then sole director and officer of the Company resigned as a director and officer of the Company and was replaced by the Executives. Russell A. Haehn became the Chairman, Chief Executive Officer, Secretary and a Director of the Company and Gregory A. Haehn became the President, Chief Operating Officer, Treasurer and a Director of the Company.

     Immediately following the Initial Acquisition and the consummation of certain other related transactions, the Company had 10,425,000 issued and outstanding shares of Common Stock, of which the Executives owned in the aggregate, 7,850,000 shares of Common Stock, representing approximately 76.74% of the issued and outstanding shares of Common Stock. Of such amount, Russell A. Haehn owns 4,710,000 shares of Common Stock, Gregory A. Haehn owns 2,740,000 shares of Common Stock and a third prior shareholder of Cycles owns the remaining 400,000 shares of Common Stock. The Company also issued to a financial advisor six-year warrants to purchase up to 1,000,000 shares of the Common Stock in consideration for financial advisory services provided to

Cycles in connection with the Initial Acquisition and to the Company following the Initial Acquisition.

RESULTS OF OPERATIONS

Three months ended March 31, 2004, compared to the three
months ended March 31, 2003.
--------------------------------------------------------

Revenues
--------

     Revenues for the first three months of 2004 were $11,200,163 representing an increase of $1,609,519 (16.7%) from the $9,590,644 reported for the three months ending March 31, 2003. Our results were impacted positively by the inclusion of sales to Lehman Trikes, Inc. In addition, our sales increase can also be attributed to our aggressive marketing and advertising campaigns.

Cost of Sales
-------------

     Cost of sales for the first quarter of 2004 increased by $1,280,871 (15.2%) from the same period in 2003. This increase reflects the additional cost of units needed to realize the increase in sales.

Operating Expenses
------------------

     Selling, general and administrative expenses for the first quarter of 2004 were $1,104,225 an increase of $190,389 over the same period ended in 2003. The aggregate increase in such costs were principally related to approximately $141,000 of legal, accounting and auditing fees associated with the requirements of
becoming a public entity ("Going Public Expenses").   Interest
expense increased approximately $25,548 in the first quarter of 2004 as compared to the first quarter of 2003. This increase is primarily due to an increase in interest bearing floor plan inventory. We anticipate floor plan interest expense to decline over the remaining quarters of 2004 as the principal balance of our floor planned inventory is reduced.

Operating Income
----------------

     Operating income for the three months ended March 31, 2004 increased by $138,259 to $385,075, as compared to $246,816 over the same period 2003. Operating income in 2004 was also substantially affected by approximately $141,000 of Going Public Expenses. This generally is a result of an increase of sales.

Income Before Taxes, Depreciation and Amortization
--------------------------------------------------

     Income before provision for taxes and depreciation and amortization, for the first three months ended 2004 was $317,633, which is $116,728 greater than the comparable period last year. The income tax increase of $110,000 for the first quarter of 2004, as compared to the first quarter of 2003, is a result of the Company's tax filing status that changed from an S-Corp in the first quarter of 2003 to a C-Corp effective on January 1, 2004. Depreciation and amortization was approximately $20,374 for the first three months of 2004 as compared to $14,765 for the comparable period in 2003.

Net Income
----------

     Net income for the three months ended March 31, 2004 was $187,259 as compared to $186,140 for the comparable period in 2003. As discussed above, net income in 2004 was substantially affected by approximatley $141,000 of Going Public Expenses.

LIQUIDITY AND CAPITAL RESOURCES

     Our primary source of liquidity has been cash generated by operations and borrowings under various credit facilities. At March 31, 2004, we had $1,275,915 in cash and cash equivalents, compared to $587,917 at December 31, 2003. Until required for operations, our policy is to invest excess cash in bank deposits
and money market funds.    Net working capital at March 31, 2004
was $624,398 compared to $590,032 at December 31, 2003.

     The Company receives floor plan financing from five different motorcycle manufacturers who the Company sells the manufacturer products for. The Company uses such floor plan financing to assist it in financing and carrying the Company's inventory necessary to achieve the Company's sales goals. Such manufacturer's collateral includes all unit inventory plus a general lien on all assets of Cycles.

     On April 20, 2004, the Company borrowed from a third party lender (the "Lender") the $500,000 Bridge Loan, evidenced by the Bridge Note. All outstanding principal on the Bridge Note is due on October 19, 2004. To secure the repayment of principal and interest on the Bridge Note, each Executive (i) pledged to the Lender 150,000 shares (300,000 shares in the aggregate) of Common Stock owned by each such Executive, and (ii) guaranteed the payment of all of the Company's payment obligations to the Lender under the Bridge Note. As partial consideration for the Bridge Loan, the Company issued to the Lender the Bridge Warrant to purchase 100,000 Warrant Shares at an exercise price of $2.25 per share. The Company also granted to the Lender certain piggyback registration rights with respect to the Warrant Shares. The Company used $500,000 Bridge Loan proceeds for working and operating capital.

     On March 12, 2004, the Company received the $1,250,000 Loan from the Bank, which it used for the Initial Payment for its Acquisition of Chicago Cycles. The Loan matures on May 31, 2004 and is guaranteed by each of the Executives. The Company believes it will restructure the terms of the Loan to, among other items, extend the maturity date by converting the Loan into a 3-5 year term loan.

     Although the Company believes that its current borrowing facilities together with its cash generated from operations, will be adequate to meet the Company's working capital requirements for its current operating levels, the Company may in the future attempt to raise additional financing through the sale of its debt and/or equity securities.

SEASONALITY

     The Company's two main products - Motorcycles and All
Terrain Vehicles ("ATVs") are subject to seasonality.
Traditionally, the motorcycle season begins in late February or early March and runs until September. In September/October, the sale of ATVs increases while motorcycle sales decrease.

IMPACT OF INFLATION

     General inflation in the economy has driven the operating expenses of many businesses higher, and, accordingly, the Company has experienced increased salaries and higher prices for supplies, goods and services. The Company continuously seeks methods of reducing costs and streamlining operations while maximizing efficiency through improved internal operating procedures and controls. While the Company is subject to inflation as described above, the Company's management believes that inflation currently does not have a material effect on its operating results, but there can be no assurance that this will continue to be so in the future.

Item 3.  Quantitative And Qualitative Disclosures About Market
         Risk
         -----------------------------------------------------

     The Company does not have any material risk with respect to changes in foreign currency exchange rates, commodities prices or interest rates. The Company does not believe that it has any other relevant market risk with respect to the categories intended to be discussed in this item of this Report.

Item 4.  Controls And Procedures
         -----------------------

     The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of December 31, 2003, (the "Evaluation Date"), have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure the timely collection, evaluation, and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated under the Act. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the Evaluation Date.

                             PART II
                        OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

         None

Item 2.  Changes in Securities, Use of Proceeds and Issuer
         Purchases of Equity Securities
         -------------------------------------------------

         None

Item 3.  Defaults upon Senior Securities
         -------------------------------

         None

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         None

Item 5.  Other Information
         -----------------

         None

Item 6.  Exhibits And Reports On Form 8-K
         --------------------------------

         (a)   Exhibits (Filed herewith)
               --------

         31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
               (Rule 13a-4(a))

         31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
               (Rule 13a-4(a))

         32.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)).

         32.2 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)).

          (b)  Reports on Form 8-K
               -------------------

          (i)  Current Report on Form 8-K filed with the SEC on
               May 11, 2004 (disclosing acquisition of Kings
               Motorsports, Inc. d/b/a Chicago Cycles).

          (ii) Current Report on Form 8-K filed with the SEC on
               April 21, 2004 (disclosing $500,000 bridge loan)

         (iii) Current Report on Form 8-K filed with the SEC on April 5, 2004 (disclosing name change to Giant
               Motorsports, Inc.)

          (iv) Current Report on Form 8-KA, filed with the SEC on March 31, 2004 (filing Audited Financial Statements of W.W. Cycles, Inc. for years ended December 31, 2003 and 2002 and required pro-forma financial statements)

          (v)  Current Report on Form 8-K, filed with the SEC on
               February 27, 2004 (disclosing Letter of Intent of the Company's proposed acquisition of Kings
               Motorsports, Inc.

          (vi) Current Report on Form 8-K, filed with the SEC on
               January 23, 2004 (disclosing the Company's acquisition of W.W. Cycles, Inc.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               GIANT MOTORSPORTS, INC.


Date:  May 17, 2004            /s/Russell A. Haehn
                               ------------------------------------
                               Name:  Russell A. Haehn
                               Title: Chairman of the Board of
                                      Directors, Chief Executive
                                      Officer and a Director
                                      (Principal Executive Officer)


Date:  May 17, 2004            /s/Gregory A. Haehn
                               ------------------------------------
                               Name:  Gregory A. Haehn
                               Title: President, Chief Operating
                                      Officer, Treasurer, Secretary
                                      and a Director
                                      (Principal Financial and
                                      Accounting Officer)