Form 10-Q
period 2004-06-30
GIANT MOTORSPORTS INC
filed 2004-08-16
CIK 1204947

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                FORM 10-Q


(Mark One)

[X]   	 Quarterly report pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934 for the quarterly period ended June 30, 2004

                                   OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________ to ____________

                  Commission File Number:   000-50243


                         GIANT MOTORSPORTS, INC.
---------------------------------------------------------------------------
     (Exact Name of Registrant as Specified in Its Charter)

           Nevada                                        33-1025552
---------------------------------------------------------------------------
(State or Other Jurisdiction of                       (I.R.S. Employer
 Incorporation or Organization)                      Identification No.)

13134 State Route 62, Salem, Ohio                          44460
---------------------------------------------------------------------------
(Address of Principal Executive Offices)                 (Zip Code)

                             (330) 332-8534
---------------------------------------------------------------------------
          (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]    No [ ]

As of August 12, 2004 the registrant had 10,425,000 shares of common stock, $.001 par value, issued and outstanding.

                        GIANT MOTORSPORTS, INC.

                          INDEX TO FORM 10-Q


                                                                    PAGE
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements


Condensed Consolidated Balance Sheets as of June 30, 2004
(Unaudited) and December 31, 2003 (Audited).......................   3

Condensed Consolidated Unaudited Statements of Income
for the Six Months Ended June 30, 2004 and 2003 and
for the Three Months Ended June 30, 2004 and 2003.................   4

Condensed Consolidated Unaudited Statements of Cash Flows for
the Six Months Ended June 30, 2004 and 2003.......................   5

Notes to Condensed Consolidated Unaudited Financial Statements....   7

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations...........   14

Item 3.   Quantitative and Qualitative Disclosures about
          Market Risk.............................................   19

Item 4.   Controls and Procedures.................................   20


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.......................................   20

Item 2.   Changes in Securities, Use of Proceeds and
          Issuer Purchases of Equity Securities...................   20

Item 3.   Defaults Upon Senior Securities.........................   20

Item 4.   Submission of Matters to a Vote of Security
          Holders.................................................   20

Item 5.   Other Information.......................................   20

Item 6.   Exhibits and Reports on Form 8-K........................   21

SIGNATURES........................................................   22

                                 PART I
                          FINANCIAL INFORMATION

Item 1.  Financial Statements



                         GIANT MOTORSPORTS, INC.

                 CONDENSED CONSOLIDATED BALANCE SHEETS

                   June 30, 2004 and December 31, 2003



                                                         2004           2003
                                                      -----------    -----------
                                                      (Unaudited)     (Audited)

                       ASSETS

CURRENT ASSETS
  Cash and cash equivalents                           $   425,867    $   587,917
  Accounts receivable, net                              4,495,024      1,285,106
  Accounts receivable, affiliates                           8,563        315,343
  Inventories                                          16,615,482     10,986,080
  Deferred federal income taxes                            97,700           -
  Note receivable, officer                                776,944        679,405
  Prepaid expenses                                         86,678          8,000
                                                      -----------    -----------
    TOTAL CURRENT ASSETS                               22,506,258     13,861,851
                                                      -----------    -----------

PROPERTY AND EQUIPMENT, NET                             1,117,778        425,177
                                                      -----------    -----------
OTHER ASSETS
        Intangibles, net                                1,588,950           -
        Deferred federal income taxes                      24,300           -
        Deposits                                           16,000         16,000
                                                      -----------    -----------
        TOTAL OTHER ASSETS                              1,629,250         16,000
                                                      -----------    -----------
                                                      $25,253,286    $14,303,028
                                                      ===========    ===========




The accompanying notes are an integral part of the condensed consolidated financial statements.

                        GIANT MOTORSPORTS, INC.

           CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

                  June 30, 2004 and December 31, 2003





                                                         2004           2003
                                                      -----------    -----------
                                                      (Unaudited)     (Audited)

       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Lines of credit                                     $   450,000    $   450,000
  Notes payable, floor plans                           16,605,685     11,575,660
  Notes payable                                         2,175,000           -
  Accounts payable, trade                               1,452,370        675,042
  Accounts payable, affiliate                              25,070           -
  Accrued expenses                                        401,499        178,412
  Accrued income taxes                                    367,600           -
  Deferred service contract income                        174,592         80,000
  Customer deposits                                       912,986        215,632
  Current portion of long-term debt                       245,888         97,073
                                                      -----------    -----------
     TOTAL CURRENT LIABILITIES                         22,810,690     13,271,819


DEFERRED SERVICE CONTRACT INCOME                          308,494           -

LONG-TERM DEBT, NET                                     1,061,432           -
                                                      -----------    -----------
        TOTAL LIABILITIES                              24,180,616     13,271,819
                                                      -----------    -----------

COMMITMENTS - NOTE I

STOCKHOLDERS' EQUITY
  Common stock, $.001 par value at June 30, 2004;
    Authorized 75,000,000 shares at June 30, 2004;
    Issued and outstanding 10,425,000 shares at
      June 30, 2004 and 8,000,000 shares at
      December 31, 2003                                    10,425          8,000
  Paid-in capital                                         668,867      1,023,209
  Retained earnings                                       393,378           -
                                                      -----------    -----------
    TOTAL STOCKHOLDERS' EQUITY                          1,072,670      1,031,209
                                                      -----------    -----------
                                                      $25,253,286    $14,303,028
                                                      ===========    ===========




The accompanying notes are an integral part of the condensed consolidated financial statements.

                          GIANT MOTORSPORTS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME

         For the six and three months ended June 30, 2004 and 2003




                                          Six Months Ended               Three Months Ended
                                       June 30,       June 30,        June 30,         June 30,
                                         2004           2003            2004            2003
                                     (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
                                    ------------    ------------    ------------    ------------
OPERATING INCOME
  Sales                             $ 33,163,590    $ 24,086,697    $ 22,167,499    $ 14,677,867
  Finance, insurance and extended
    service revenues                     788,835         450,683         584,763         268,869
                                    ------------    ------------    ------------    ------------
      TOTAL OPERATING INCOME          33,952,425      24,537,380      22,752,262      14,946,736

COST OF MERCHANDISE SOLD              29,896,872      22,202,819      20,186,009      13,772,827
                                    ------------    ------------    ------------    ------------
  GROSS PROFIT                         4,055,553       2,334,561       2,566,253       1,173,909
                                    ------------    ------------    ------------    ------------

OPERATING EXPENSES
  Selling expenses                     1,942,826       1,318,213       1,346,762         725,361
  General and administrative
    expenses                           1,175,049         664,598         666,888         343,614
                                    ------------    ------------    ------------    ------------
                                       3,117,875       1,982,811       2,013,650       1,068,975
                                    ------------    ------------    ------------    ------------
  INCOME FROM OPERATIONS                 937,678         351,750         552,603         104,934
                                    ------------    ------------    ------------    ------------

OTHER INCOME AND (EXPENSES)
  Other income, net                        7,373           6,468           6,475           3,978
  Interest expense, net                 (306,073)       (157,562)       (217,359)        (94,396)
  Loss on sale of assets                    -             (1,300)           -             (1,300)
                                    ------------    ------------    ------------    ------------
                                        (298,700)       (152,394)       (210,884)        (91,718)
                                    ------------    ------------    ------------    ------------
  INCOME BEFORE INCOME TAXES             638,978         199,356         341,719          13,216

INCOME TAXES                             245,600            -            135,600            -
                                    ------------    ------------    ------------    ------------
  NET INCOME ATTRIBUTABLE TO
    COMMON SHAREHOLDERS             $    393,378    $    199,356    $    206,119    $     13,216
                                    ============    ============    ============    ============

  BASIC EARNINGS PER SHARE          $       0.04    $       0.02    $       0.02    $       -

  DILUTED EARNINGS PER SHARE        $       0.03    $       0.02    $       0.02    $       -

  WEIGHTED AVERAGE SHARES
    OUTSTANDING

    BASIC                             10,425,000       8,000,000      10,425,000       8,000,000
                                    ============    ============    ============    ============
    DILUTED                           10,975,000       8,000,000      11,525,000       8,000,000
                                    ============    ============    ============    ============



The accompanying notes are an integral part of the condensed consolidated financial statements.

                           GIANT MOTORSPORTS, INC.

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

               For the six months ended June 30, 2004 and 2003




                                                         2004             2003
                                                     -----------      -----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                         $   393,378      $   199,356
  Adjustments to reconcile net income to
    net cash used in operating activities:
      Depreciation                                        59,870           40,748
      Deferred federal income taxes                     (122,000)            -
      (Increase) in accounts receivable, net          (3,209,918)        (694,201)
      (Increase) in inventories                       (5,629,402)      (2,587,621)
      Increase in floor plan liability                 5,030,025        3,352,812
      (Increase) in prepaid expenses                     (78,678)         (66,788)
      Increase (decrease) in customer deposits           697,354           (3,886)
      Increase in deferred service contract income       403,086             -
      Increase (decrease) in accounts payable trade      777,328         (294,324)
      Increase in accounts payable affiliate              25,070             -
      Increase in accrued income taxes                   367,600             -
      Increase in accrued expenses                       223,087            2,561
                                                     -----------      -----------
         NET CASH USED IN OPERATING ACTIVITIES        (1,063,200)         (51,343)
                                                     -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                    (666,421)         (71,317)
  Decrease (increase) in accounts
    receivable affiliates                                306,780         (121,658)
  (Increase) in notes receivable from officers           (97,539)        (431,133)
                                                     -----------      -----------
        NET CASH USED IN INVESTING ACTIVITIES           (457,180)        (624,108)
                                                     -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Short-term borrowings on note                          500,000             -
  Long-term borrowings on note                         1,250,000             -
  Loans from affiliate                                      -             104,899
  Payments on long-term debt                             (39,753)         (65,056)
  Distributions                                         (345,667)            -
  Issue 1,000,000 stock warrants                          15,000             -
  Repurchase 8,000,000 shares of common stock            (21,250)            -
                                                     -----------      -----------
        NET CASH PROVIDED BY FINANCING ACTIVITIES      1,358,330           39,843
                                                     -----------      -----------
        NET DECREASE IN CASH AND CASH EQUIVALENTS       (162,050)        (635,608)

  CASH AND CASH EQUIVALENTS, beginning of Year           587,917          780,372
                                                     -----------      -----------
  CASH AND CASH EQUIVALENTS, end of quarter          $   425,867      $   144,764
                                                     ===========      ===========

OTHER SUPPLEMENTARY CASH FLOW INFORMATION
  Short-term borrowings incurred for the
    acquisition of assets                            $ 1,675,000      $      -
                                                     ===========      ===========

  Interest paid for the six months                   $   132,453      $   158,428
                                                     ===========      ===========




The accompanying notes are an integral part of the condensed consolidated financial statements.

                         GIANT MOTORSPORTS, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         June 30, 2004 and 2003
                              (UNAUDITED)


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:
---------------------
The condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company's annual consolidated statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the December 31, 2003 audited financial statements and accompanying notes thereto. While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

These condensed consolidated financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the consolidated operations and cash flows for the periods presented.

Organization:
------------
Giant Motorsports, Inc. (the "Company"), through its wholly-owned subsidiaries, W.W. Cycles, Inc., doing business as Andrews Cycles, and Chicago Cycles, Inc., doing business as Chicago Cycle Center, operates two retail dealerships of motorcycles, all terrain vehicles, scooters and personal watercraft in northeastern Ohio and northern Illinois.
On December 30, 2003, the stockholders of W.W. Cycles, Inc. entered into a Stock Purchase and Reorganization Agreement in which effective January 16, 2004 W.W. Cycles, Inc. was issued an aggregate of 8,000,000 restricted shares of common stock, $.001 par value, of American Busing Corporation in exchange for all of the outstanding shares of the common stock of the Company, resulting in W.W. Cycles, Inc. becoming a wholly-owned subsidiary of American Busing Corporation, an inactive public company. The acquisition was accounted for as a reverse merger whereby, for accounting purposes, WW Cycles, Inc. is considered the accounting acquirer and the historical financial statements of WW Cycles, Inc. became the historical financial statements of Giant Motorsports, Inc. Effective April 5, 2004 American Busing Corporation changed its name to Giant Motorsports, Inc. On April 30, 2004, Giant Motorsports, Inc. acquired substantially all of the assets and certain liabilities of Chicago Cycle Center pursuant to an Asset Purchase Agreement and entered into a Noncompetition Agreement with one of the former owners and entered into an Employment Agreement with the other former owner.

Principles of Consolidation:
---------------------------
The condensed consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Allowance for Doubtful Accounts:
-------------------------------
Accounts are written off when management determines that an account is uncollectible. Recoveries of accounts previously written off are recorded when received. An estimated allowance for doubtful accounts is determined to reduce the Company's receivables to their carrying value, which approximates fair value. The allowance is estimated based on historical collection experience, specific review of individual customer accounts, and current economic and business conditions. Historically, the Company has not incurred any significant credit related losses. Management has determined that an allowance of $25,000 is necessary at June 30, 2004 and December 31, 2003.

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

Finance, Insurance and Extended Service Revenues:
The Company arranges financing for customers through various financial institutions and receives a commission from the lender equal to the difference between the interest rates charged to customers and the interest rates set by the financing institution. The Company also receives commissions from the sale of various third party insurance products to customers and extended service contracts. These commissions are recorded as revenue at the time the customer enters into the contract. The Company is not the obligor under any of these contracts. In the case of finance contracts, a customer may prepay or fail to pay their contract, thereby terminating the contract. Customers may also terminate extended service contracts, which are fully paid at purchase, and become eligible for refunds of unused premiums. In these circumstances, a portion of the commissions the Company receives may be charged back based on the relevant terms of the contracts. The revenue the Company records relating to commissions is net of an estimate of the ultimate amount of chargebacks the Company will be required to pay. Such estimates of chargeback experience is based on our historical chargeback expense arising from similar contracts. The Company also acts as the warrantor on certain extended service contracts and defers the revenue and recognized it over the life of the contract on a straight-line basis.

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

Depreciation of property and equipment and amortization of leasehold improvements are provided using the straight-line method over the following estimated useful lives:

         Fixtures, and equipment................ 3-7  years
         Vehicles...............................   5  years
         Leasehold Improvements.................  15  years

Impairment of Long-Lived Assets:
-------------------------------
Long-lived assets are reviewed for impairment whenever events such as product discontinuances, product dispositions or other changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds the sum of non-discounted cash flows expected to result from the asset's use and eventual disposition. An impairment loss is measured as the amount by which the carrying amount exceeds its fair value, which is typically calculated using discounted expected future cash flows. The discount rate to these cash flows is based on the Company's weighted average cost of capital, which represents the blended after-tax costs of debt and equity. There were no indications of impairments at June 30, 2004

Income Taxes:
------------
Income taxes are calculated using the liability method specified by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

At June 30, 2004, income taxes are provided for amounts currently due and deferred amounts arising from temporary differences between income for financial reporting and income tax purposes.

Advertising Costs:
-----------------
Advertising costs are expensed when incurred. Charges to operations amounted to $482,411 and $454,999 for the six months ended June 30, 2004 and 2003 respectively.

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

NOTE B - ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of receivables due from customers and dealers, manufacturers, employees, and finance companies for contracts in transit and is net of an allowance for doubtful accounts of $25,000 at June 30, 2004 and December 31, 2003. Also included in accounts receivable at June 30, 2004 is approximately $900,000 due from Kings Motorsports, Inc., the former owner of Chicago Cycle Center, for contract fundings that were deposited in its cash account during the transition period. These monies are expected to be reimbursed to the Company by December 31, 2004.

NOTE C - INVENTORIES

Inventories consisted of vehicles and parts and accessories.

NOTE D - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:



                                        June 30     December 31
                                         2004          2003
                                     -----------   ------------

     Fixtures and equipment          $   902,164   $   178,737
     Vehicles                            252,522       234,558
     Leasehold improvements              275,408       264,328
                                     -----------   -----------
                                       1,430,094       667,623
     Less accumulated depreciation       312,316       252,446
                                     -----------   -----------
        NET PROPERTY AND EQUIPMENT   $ 1,117,778   $   425,177
                                     ===========   ===========



Depreciation expense charged to operations amounted to $59,870 and $40,748 for the six months ended June 30, 2004 and 2003 respectively.

NOTE E - NOTES RECEIVABLE OFFICERS

Notes receivable officers consisted of advances to officers and advances to companies that the officers own bearing interest at 6% with no stipulated repayment terms. Interest income on these notes amounted to $20,403 for the six months ended June 30, 2004. The notes are expected to be repaid by December 31, 2004.

NOTE F - LINES OF CREDIT

The Company's has a $250,000 line of credit with one of its suppliers and a $300,000 revolving line of credit with a bank which aggregate $450,000 at June 30, 2004 and December 31, 2003. The line of credit with the supplier is payable in full by December 2004 but then the Company can re-borrow on the line one month subsequent to payoff. The revolving line of credit has no stipulated repayment terms. These loans bear interest at 7.5% and prime plus one percent (5% at June 30, 2004), respectively, and are collateralized by substantially all of the Company's assets.

NOTE G - NOTES PAYABLE - FLOOR PLANS

The Company has various floor plan financing agreements aggregating $16,605,685 at June 30, 2004 and $11,575,660 at December 31, 2003.
Interest is payable monthly and fluctuates with prime and varies based on the type of unit financed and the length of time the unit remains on the floor plan (ranging from 3% to 18% at June 30, 2004).
Principal payments are due upon the sale of the specific unit financed. The floor plans are collateralized by substantially all corporate assets.

NOTE H - NOTES PAYABLE

Notes payable consisted of a $1,675,000 loan payable to Kings Motorsports, Inc. at June 30, 2004 for the purchase of the assets of Chicago Cycles, Inc. bearing interest at 6%, payable in installments of $500,000 on July 29, 2004, $250,000 on October 24, 2004 and
$925,000 plus accrued interest on October 24, 2004. Also included in notes payable is a $500,000 demand loan, bearing interest at 14%, due on October 15, 2004.

NOTE I - LONG-TERM DEBT

Long-term debt consisted of various notes aggregating $1,307,320 at June 30, 2004 and $97,073 at December 31, 2003. These amounts mature at various times ranging from 2004 to 2006, bearing interest at various rates ranging from 5.75% to 6.85% per year. The notes are collateralized by substantially all of the Company's assets.

NOTE J - INCOME TAXES

Income taxes (credit) consisted of the following:


                                        June 30     December 31
                                         2004          2003
                                     -----------   ------------
Federal:
    Current                          $   322,600   $     -
    Deferred                            (122,000)        -
                                     -----------   ------------
                                         200,600         -
                                     -----------   ------------
State:

    Current                               45,000         -
    Deferred                                -            -
                                     -----------   ------------
                                          45,000         -
                                     -----------   ------------
      TOTALS                         $   245,600   $     -
                                     ===========   ============


No income taxes were paid for the six months ended June 30, 2004 and 2003.

Deferred tax assets (liabilities) consisted of the following:


                                        June 30     December 31
                                         2004          2003
                                     -----------   ------------

Deferred tax liabilities-long-term:
   Depreciation                      $   (21,300)  $     -
   Amortization                           (6,000)        -
                                     -----------   ------------
   Gross deferred tax liabilities        (27,300)        -
                                     -----------   ------------


Deferred tax assets -
   current and long-term:
   Allowance for doubtful accounts         8,500         -
   Deferred revenue                      140,800         -
                                     -----------   ------------
   Gross deferred tax assets             149,300         -
                                     -----------   ------------
      TOTALS                         $   122,000   $     -
                                     ===========   ============


NOTE K - RELATED PARTY TRANSACTIONS

Related Party Transactions:

	Accounts receivable, affiliates consisted of the following:

                                        June 30     December 31
                                         2004          2003
                                     -----------   ------------

Noninterest bearing advances to and
  transfer of product at cost to
  Andrews North, Inc., a corporation
  in Cleveland, Ohio affiliated
  through common ownership interest
  to be repaid within one year       $     -       $    220,000

Non-interest bearing advances of
  $-0- at June 30, 2004 and
  $90,000 at December 31, 2003 and
  sale of product of $8,563 at
  June 30, 2004 and $5,343 at
  December 31, 2003 to individuals
  related to the shareholders of
  the corporation to be repaid
  within one year                          8,563         95,343
                                     -----------   ------------
         TOTALS                      $     8,563   $    315,343
                                     ===========   ============



	Notes receivable officers amounted to $776,944 at June 30, 2004 and $679,405 at December 31, 2003 (See Note E).

       The Company leases its retail facility from a shareholder under a five-year agreement with two five year renewal terms. The Company guarantees the debt on the building which amounted to approximately $346,000 at June 30, 2004.

       Charges to operations amounted to $90,000 for the six months ended June 30, 2004 and 2003.

	The following is a summary of future minimum lease payments under operating leases that have initial or remaining noncancellable terms in excess of one year as of June 30, 2004:


                YEAR ENDING         AMOUNT
                -----------       -----------

                   2004           $    90,000
                   2005               180,000
                   2006               180,000
                   2007               180,000
                   2008               180,000
                                  -----------
                                  $   810,000
                                  ===========

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

       The Company, together with its two (2) wholly-owned subsidiaries, owns and operates two (2) retail powersports superstores. The
Company's core brands include Suzuki, Yamaha, Honda, Ducati and Kawasaki. The Company superstores operate under the names "Andrews Cycles" and "Chicago Cycles." Andrews Cycles is located in Salem, Ohio, has approximately fifty (50) employees as of June 30, 2004 and operates from an approximately thirty-five thousand (35,000) square foot facility. Chicago Cycles is located in Chicago, Illinois, has approximately sixty
(60) employees and operates from an approximately thirty thousand (30,000) square foot facility. The Company believes Andrews Cycles and

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

       To fund the $1,250,000 Initial Payment, the Company pursuant to a Term Note dated March 12, 2004, by and among the Company and The Fifth Third Bancorp Bank (the "Bank") borrowed $1,250,000 (the "Initial
Loan") from the Bank. The Initial Loan, which matured on May 31, 2004, was refinanced with the Bank through a term loan which matures on May 31, 2010 (the "Term Loan"), which bears interest at the rate of prime plus one percent (1%) per annum. The Company's payment obligations under the Term Loan are guaranteed by the Executives pursuant to a Secured Continuing Guaranty Unlimited dated as of March 12, 2004 by each Executive and the Bank. The Loan is also secured pursuant to a Security Agreement dated March 12, 2004 by and between the Bank and the Company, by a first priority lien on all of the assets of the Company (including, but not limited to, the Chicago Assets).

       Pursuant to a Management Agreement dated April 30, 2004, by and among the Company and Chicago Cycle, in the event the Company does not receive dealership franchise approvals and floor plan financing by approximately August 30, 2004, the Company has the right to require Chicago Cycle to repurchase the Chicago Assets for $1,675,000. As of August 12, 2004, the Company had not yet received all such franchise approvals. In the event that all of such approvals and floor plan financing have not been obtained by August 30th, the Company intends to extend the term of the Management Agreement for up to an additional two (2) months for the purpose of obtaining such necessary approvals and financing.

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

       On April 20, 2004, pursuant to a $500,000 aggregate principal amount promissory note bearing interest at the rate of fourteen (14%) percent per annum (the "Bridge Note"), the Company received from a third party lender (the "Lender") a $500,000 aggregate principal amount bridge loan (the "Bridge Loan"). All outstanding principal on the Bridge Note is due on October 19, 2004. To secure the repayment of principal and interest on the Bridge Note, each Executive (i) pledged to the Lender 150,000 shares (300,000 shares in the aggregate) of the common stock, par value $0.001 per share, of the Company (the "Common Stock") owned by each such Executive, and (ii) guaranteed the payment of all of the Company's payment obligations to the Lender under the Bridge Note. As partial consideration for the Bridge Loan, the Company issued to the Lender a five (5) year warrant to purchase 100,000 shares of Common Stock (the "Warrant Shares"), at an exercise price of $2.25. The Company also granted to the Lender certain piggyback registration rights with respect to the Warrant Shares. The Company used the $500,000 Bridge Loan proceeds for working and operating capital.

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

       Immediately following the Initial Acquisition and the consummation of certain other related transactions, the Company had 10,425,000 issued and outstanding shares of Common Stock, of which the Executives owned in the aggregate, 7,600,000 shares of Common Stock, representing approximately 72.9% of the issued and outstanding shares of Common Stock. Of such amount, Russell A. Haehn owns 4,785,000 shares of Common Stock and Gregory A. Haehn owns the remaining 2,815,000 shares of Common Stock. A third prior shareholder of Cycles owns an additional 400,000 shares of Common Stock. The Company also issued to a financial advisor six-year warrants to purchase up to 1,000,000 shares of the Common Stock in consideration for financial advisory services provided to Cycles in connection with the Initial Acquisition and to the Company following the Initial Acquisition.

RESULTS OF OPERATIONS

Revenues
--------

       Revenues during the second quarter of 2004 were $22,752,262 representing an increase of $7,805,526 (52.2%) from the $14,946,736 reported for the quarter ending June 30, 2003. Revenues for the first six months of 2004 were $33,952,425 representing an increase of $9,415,045 (38.4%) from the $24,537,380 reported for the six months ending June 30, 2003. Our results, specifically those for the second quarter of 2004, were impacted significantly, in a positive manner, by the acquisition of Chicago Cycle on April 30, 2004, and the inclusion of the additional revenues generated by Chicago Cycle from that date through June 30, 2004. Additionally, our sales increase can also be attributed to our aggressive marketing and advertising campaigns.

Cost of Sales
-------------


       Cost of sales for the second quarter of 2004 increased by $6,413,182 (46.6%) from the same period in 2003. Cost of sales for the first six months of 2004 increased by $7,694,053 (34.7%) from the same period in 2003. This increase reflects the additional cost of units needed to realize the increase in sales, and is also significantly impacted by the inclusion of the costs of Chicago Cycle's sales from April 30, 2004.

Operating Expenses
------------------

       Selling, general and administrative expenses for the second quarter of 2004 were $2,013,650, an increase of $944,675 (88.4%) over the same period in 2003. Selling, general and administrative expenses for the first six months of 2004 were $3,117,875, an increase of $1,135,064 (57.2%) over the same period in 2003. The aggregate increase in such costs were principally related to (i) additional selling, general and administrative expenses relating to Chicago Cycle, commencing April 30, 2004, and (ii) approximately $220,263 of legal, accounting and auditing fees, incurred during the first six months of 2004 compared to $7,145 during the same period in 2003, which additional fees were associated with the requirements of becoming a public entity and the ongoing compliance and maintenance
requirements ("Public Company Expenses").   Interest expense increased
approximately $122,963 to $217,359 in the second quarter of 2004 as compared to the second quarter of 2003, and $148,511 to $306,073 for the first six months of 2004 compared to the same period in 2003.
This increase is primarily due to (i) interest payable by the Company relating to the Initial Loan, the Term Loan and the Bridge Note, and
(ii) an increase in interest bearing floor plan inventory, and most significantly the addition of the floor plan inventory of Chicago Cycle. We anticipate floor plan interest expense to decline over the remaining quarters of 2004 as the principal balance of our floor planned inventory is reduced.

Operating Income
----------------

       Income from Operations for the three months ended June 30, 2004 increased by $447,669 to $552,603, as compared to $104,934 over the same period in 2003. Income from Operations for the first six months of 2004 increased by $585,928 to $937,678, as compared to $351,750 over the same period in 2003. Income from Operations in 2004 was also substantially affected by the addition of Chicago Cycle's operations on April 30, 2004 and approximately $220,263 of Public Company Expenses. This generally is a result of an increase of sales.

Income before Taxes, Depreciation and Amortization
--------------------------------------------------

       Income before provision for taxes, depreciation and amortization, for the three months ended June 30, 2004 was $371,654, which is $338,064 greater than the comparable period last year. Income before provision for taxes, depreciation and amortization, for the first six months of 2004 was $698,848, which is $458,744 greater than the comparable period last year. The income tax increase of $245,600 for the first six months of 2004, as compared to the same period in 2003, is a result of the Company's tax filing status that changed from an S-Corp in 2003 to a C-Corp effective on January 1, 2004. Depreciation and amortization was approximately $59,870 for the first six months of 2004 as compared to $40,748 for the comparable period in 2003.

Net Income
----------

       Net income for the three months ended June 30, 2004 was $206,119 as compared to $13,216 for the comparable period in 2003. Net income for the first six months of 2004 was $393,378 as compared to $199,356 for the comparable period in 2003. As discussed above, net income in 2004 was substantially affected by the addition of the Chicago Cycle operations and approximately $220,263 of Public Company Expenses.

LIQUIDITY AND CAPITAL RESOURCES

       Our primary source of liquidity has been cash generated by operations and borrowings under various credit facilities. At June 30, 2004, we had $425,867 in cash and cash equivalents, compared to $587,917 at December 31, 2003. Until required for operations, our policy is to invest excess cash in bank deposits and money market funds. Net working capital at June 30, 2004 was ($304,432) compared to $590,032 at December 31, 2003.

 	The Company receives floor plan financing from five different motorcycle manufacturers for whom the Company sells the manufacturers' products. The Company uses such floor plan financing to assist it in financing and carrying the Company's inventory necessary to achieve the Company's sales goals. Such manufacturer's collateral includes all unit inventory plus a general lien on all assets of Cycles and Chicago Cycle.

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

       On March 12, 2004, the Company received the $1,250,000 Initial Loan from the Bank, which it used for the Initial Payment for its Acquisition of Chicago Cycle. The Initial Loan matured on May 31, 2004 and was refinanced and replaced with the Term Loan, which matures on May 31, 2010, and is guaranteed by each of the Executives.

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

IMPACT OF INFLATION

       General inflation in the economy has driven the operating expenses of many businesses higher, and, accordingly, the Company has experienced increased salaries and higher prices for supplies, goods and services. The Company continuously seeks methods of reducing costs and streamlining operations while maximizing efficiency through improved internal operating procedures and controls. While the Company is subject to inflation as described above, the Company's management believes that inflation currently does not have a material effect on its operating results. However, there can be no assurance that this will continue to be so in the future.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

       The Company does not have any material risk with respect to changes in foreign currency exchange rates, commodities prices or interest rates. The Company does not believe that it has any other relevant market risk with respect to the categories intended to be discussed in this item of this Report.

Item 4.  Controls And Procedures

 	The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of June 30, 2004, (the "Evaluation Date"), have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure the timely collection, evaluation, and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated under the Act. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the Evaluation Date.


                                PART II
                           OTHER INFORMATION

Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities, Use of Proceeds and Issuer
         Purchases of Equity Securities

         As partial consideration for the Bridge Loan, the Company issued to the Lender a five (5) year warrant to purchase 100,000 shares of Common Stock (the "Warrant Shares"), at an exercise price of $2.25. The Company also granted to the Lender certain piggyback registration rights with respect to the Warrant Shares. The Warrant shares are exercisable by the Lender at any time or from time to time during the period from April 19, 2004 until April 18, 2009. The warrant also contains anti-dilution provisions covering certain recapitalization events such as (i) the declaration of dividends in Common Stock of the Company; or (ii) stock splits or reverse stock splits of the Company's shares of Common Stock.

Item 3.  Defaults upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits And Reports On Form 8-K

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
        Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-4(a))

32.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
        (Rule 13a-14(b)).

32.2 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
        (Rule 13a-14(b)).

(b)     Reports on Form 8-K
        -------------------

(i) Current Report on Form 8-K/A filed with the SEC on July 16, 2004 (filing audited financial statements for King's
        Motorsports, Inc. d/b/a Chicago Cycles for years ended
        December 31, 2003 and 2002 and required pro-forma financial statements).

(ii)    Current Report on Form 8-K filed with the SEC on June 8,
        2004 (reporting change of accountants).

(iii)   Current Report on Form 8-K filed with the SEC on May 11,
        2004 (disclosing acquisition of King's Motorsports, Inc.
        d/b/a Chicago Cycles).

(iv) Current Report on Form 8-K filed with the SEC on April 21, 2004 (disclosing $500,000 bridge loan)

(v)     Current Report on Form 8-K filed with the SEC on April 5,
        2004 (disclosing name change to Giant Motorsports, Inc.)

                                SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   GIANT MOTORSPORTS, INC.


Date:  August 16, 2004             /s/ Russell A. Haehn
                                   -------------------------------------
                                   Name:   Russell A. Haehn
                                   Title:  Chairman of the Board
                                           of Directors, Chief Executive
                                           Officer and a Director
                                           (Principal Executive Officer)


Date:  August 16, 2004             /s/ Gregory A. Haehn
                                   -------------------------------------
                                   Name:   Gregory A. Haehn
                                   Title:  President, Chief Operating
                                           Officer, Treasurer, Secretary
                                           and a Director
                                           (Principal Financial and
                                           Accounting Officer)