Form 10-Q
period 2004-09-30
GIANT MOTORSPORTS INC
filed 2004-11-15
CIK 1204947

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2004

                               OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________ to ____________

               Commission File Number:   000-50243
                                       --------------

                   GIANT MOTORSPORTS, INC.
     ------------------------------------------------------
     (Exact Name of Registrant as Specified in Its Charter)

            Nevada                                 33-1025552
-------------------------------                -------------------
(State or Other Jurisdiction of                 (I.R.S. Employer
Incorporation or Organization)                 Identification No.)

13134 State Route 62, Salem, Ohio                    44460
----------------------------------------       -------------------
(Address of Principal Executive Offices)           (Zip Code)

                         (330) 332-8534
      ----------------------------------------------------
      (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]    No [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

Yes  [ ]    No [X]

As of November 12, 2004 the registrant had 10,425,000 shares of common stock, $.001 par value, issued and outstanding.

                     GIANT MOTORSPORTS, INC.

                       INDEX TO FORM 10-Q


                                                                       PAGE
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

 Condensed Consolidated Balance Sheets as of September 30, 2004
 (Unaudited) and December 31, 2003 (Audited)..........................  2

Condensed Consolidated Unaudited Statements of Income
for the Nine Months Ended September, 2004 and 2003 and
for the Three Months Ended September 30, 2004 and 2003................  4

Condensed Consolidated Unaudited Statements of Cash Flows for
the Nine Months Ended September 30, 2004 and 2003.....................  5

Notes to Condensed Consolidated Unaudited Financial Statements........  6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations...............  14

Item 3.   Quantitative and Qualitative Disclosures about
               Market Risk............................................  20

Item 4.   Controls and Procedures.....................................  20

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings...........................................  21

Item 2.   Changes in Securities, Use of Proceeds and
          Issuer Purchases of Equity Securities.......................  21

Item 3.   Defaults Upon Senior Securities.............................  21

Item 4.   Submission of Matters to a Vote of Security
          Holders.....................................................  21

Item 5.   Other Information...........................................  21

Item 6.   Exhibits and Reports on Form 8-K............................  21

SIGNATURES............................................................  23

                             PART I
                      FINANCIAL INFORMATION

Item 1.    Financial Statements

                     GIANT MOTORSPORTS, INC.

             CONDENSED CONSOLIDATED BALANCE SHEETS

           September 30, 2004 and December 31, 2003

                                                   2004           2003
                                               ------------    ------------
                                                (Unaudited)     (Audited)
                          ASSETS

CURRENT ASSETS
        Cash and cash equivalents              $  1,204,726    $    587,917
        Accounts receivable, net                  4,078,762       1,285,106
        Accounts receivable, affiliates                -            315,343
        Inventories                              14,243,801      10,986,080
        Deferred federal income taxes               159,000            -
        Note receivable, officer                    802,247         679,405
        Prepaid expenses                             99,339           8,000
                                               ------------    ------------
           TOTAL CURRENT ASSETS                  20,587,875      13,861,851
                                               ------------    ------------



PROPERTY AND EQUIPMENT, NET                       1,083,050         425,177
                                               ------------    ------------

OTHER ASSETS
        Intangibles, net                          1,588,950            -
        Deferred federal income taxes               137,000            -
        Deposits                                     41,000          16,000
                                               ------------    ------------
            TOTAL OTHER ASSETS                    1,766,950          16,000
                                               ------------    ------------
                                               $ 23,437,875    $ 14,303,028
                                               ============    ============


The accompanying notes are an integral part of the condensed financial statements.

                     GIANT MOTORSPORTS, INC.

               CONDENSED CONSOLIDATED BALANCE SHEETS

              September 30, 2004 and December 31, 2003

                                                   2004           2003
                                               ------------    ------------
                                                (Unaudited)     (Audited)
        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
        Lines of credit                        $    450,000    $    450,000
        Notes payable, floor plans               15,281,124      11,575,660
        Notes payable                             1,699,000            -
        Accounts payable, trade                     842,144         675,042
        Accrued expenses                            244,506         178,412
        Accrued income taxes                        559,000            -
        Deferred service contract income            442,230          80,000
        Customer deposits                           872,515         215,632
        Current portion of long-term debt           238,563          97,073
                                               ------------    ------------
        TOTAL CURRENT LIABILITIES                20,629,082      13,271,819

DEFERRED FEDERAL INCOME TAXES                        22,700            -

DEFERRED SERVICE CONTRACT INCOME                    402,940            -

LONG-TERM DEBT, NET                               1,041,680            -
                                               ------------    ------------
        TOTAL LIABILITIES                        22,096,402      13,271,819
                                               ------------    ------------

COMMITMENTS - NOTE I

STOCKHOLDERS' EQUITY
        Common stock, $.001 par value at
        September 30, 2004;
          Authorized 75,000,000 shares at
            September 30, 2004;
          Issued and outstanding 10,425,000
            shares at September 30, 2004
            and 8,000,000 shares at
            December 31, 2003                        10,425           8,000
        Paid-in capital                             648,534       1,023,209
        Retained earnings                           682,514            -
                                               ------------    ------------
        TOTAL STOCKHOLDERS' EQUITY                1,341,473       1,031,209
                                               ------------    ------------
                                               $ 23,437,875    $ 14,303,028
                                               ============    ============


The accompanying notes are an integral part of the condensed financial statements.

                    GIANT MOTORSPORTS, INC.

         CONDENSED CONSOLIDATED STATEMENTS OF INCOME

  For the nine and three months ended September 30, 2004 and 2003


                                            Nine Months Ended              Three Months Ended
                                      September 30,   September 30,  September 30,  September 30,
                                           2004           2003           2004          2003
                                      -------------   -------------  -------------  -------------
                                        (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)
OPERATING INCOME
  Sales                                $ 58,937,527   $ 36,588,424   $ 25,773,937   $ 12,501,727
  Finance, insurance and extended
    service revenues                      1,339,985        671,403        551,150        220,720
                                       ------------   ------------   ------------   ------------
          TOTAL OPERATING INCOME         60,277,512     37,259,827     26,325,087     12,722,447

COST OF MERCHANDISE SOLD                 52,996,143     33,695,725     23,099,271     11,492,906
                                       ------------   ------------   ------------   ------------
          GROSS PROFIT                    7,281,369      3,564,102      3,225,816      1,229,541
                                       ------------   ------------   ------------   ------------

OPERATING EXPENSES
  Selling expenses                        3,705,101      1,941,759      1,762,275        623,546
  General and administrative expenses     1,916,998      1,031,567        741,949        366,969
                                       ------------   ------------   ------------   ------------
                                          5,622,099      2,973,326      2,504,224        990,515
                                       ------------   ------------   ------------   ------------
          INCOME FROM OPERATIONS          1,659,270        590,776        721,592        239,026
                                       ------------   ------------   ------------   ------------

OTHER INCOME AND (EXPENSES)
  Other income, net                          17,313         56,921          9,940         50,453
  Interest expense, net                    (508,369)      (247,837)      (202,296)       (90,275)
  Loss on sale of assets                       -            (1,300)          -              -
                                       ------------   ------------   ------------   ------------
                                           (491,056)      (192,216)      (192,356)       (39,822)
                                       ------------   ------------   ------------   ------------
          INCOME BEFORE INCOME TAXES      1,168,214        398,560        529,236        199,204

INCOME TAXES                                485,700           -           240,100           -
                                       ------------   ------------   ------------   ------------
          NET INCOME ATTRIBUTABLE TO
          COMMON SHAREHOLDERS          $    682,514   $    398,560   $    289,136   $    199,204
                                       ============   ============   ============   ============

            BASIC EARNINGS PER SHARE   $       0.07   $       0.05   $       0.03   $       0.03

          DILUTED EARNINGS PER SHARE   $       0.06   $       0.05   $       0.02   $       0.03

 WEIGHTED AVERAGE SHARES OUTSTANDING

                               BASIC     10,425,000      8,000,000     10,425,000      8,000,000
                                       ============   ============   ============   ============
                             DILUTED     11,408,333      8,000,000     12,275,000      8,000,000
                                       ============   ============   ============   ============




The accompanying notes are an integral part of the condensed financial statements.

                    GIANT MOTORSPORTS, INC.

       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

    For the nine months ended September 30, 2004 and 2003

                                                                  2004           2003
                                                              ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                 $    682,514    $    398,560
   Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
        Depreciation                                               109,420          55,923
        Deferred federal income taxes                             (273,300)           -
        (Increase) in accounts receivable, net                  (2,793,656)       (153,567)
        (Increase) decrease in inventories                      (3,257,721)        872,263
        Increase (decrease) in floor plan liability              3,705,464      (1,324,372)
        (Increase) in prepaid expenses                             (91,339)        (72,186)
        Increase (decrease) in customer deposits                   656,883          (3,488)
        Increase in deferred service contract income               765,170          80,000
        Increase (decrease) in accounts payable trade              167,102          (1,930)
        Increase in accrued income taxes                           559,000            -
        Increase (decrease) in accrued expenses                     66,094        (162,219)
                                                              ------------    ------------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES      295,631        (311,016)
                                                              ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                             (681,243)        (74,297)
   Increase in deposits                                            (25,000)           -
   Decrease (increase) in accounts receivable affiliates           315,343        (121,708)
   (Increase) in notes receivable from officers                   (122,842)       (250,616)
                                                              ------------    ------------
          NET CASH (USED IN) INVESTING ACTIVITIES                 (513,742)       (446,621)
                                                              ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Short-term borrowings on note                                   500,000            -
   Long-term borrowings on note                                  1,250,000            -
   Loans from affiliate                                               -            104,899
   Payments on long-term debt                                      (66,830)        (95,366)
   Payments on short-term debt                                    (476,000)           -
   Distributions                                                  (366,000)        (30,002)
   Issue 2,600,000 stock warrants                                   15,000            -
   Repurchase 8,000,000 shares of common stock                     (21,250)           -
                                                              ------------    ------------
   NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES             834,920         (20,469)
                                                              ------------    ------------
   NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            616,809        (778,106)

   CASH AND CASH EQUIVALENTS, beginning of Year                    587,917         780,372
                                                              ------------    ------------
   CASH AND CASH EQUIVALENTS, end of quarter                  $  1,204,726    $      2,266
                                                              ============    ============

OTHER SUPPLEMENTARY CASH FLOW INFORMATION
   Short-term borrowings incurred for the acquisition
     of assets                                                $  1,675,000    $       -
                                                              ============    ============

   Interest paid for the nine months                          $    515,720    $    258,766
                                                              ============    ============







The accompanying notes are an integral part of the condensed financial statements.

                     GIANT MOTORSPORTS, INC.

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   September 30, 2004 and 2003
                           (UNAUDITED)


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

Organization:

Giant Motorsports, Inc., (the Company) through its wholly-owned subsidiaries, W.W. Cycles, Inc. doing business as Andrews Cycles and Chicago Cycles, Inc. doing business as Chicago Cycle Center, operates two retail dealerships of motorcycles, all terrain vehicles, scooters and personal watercraft in northeastern Ohio and northern Illinois. On December 30, 2003, the stockholders of W.W. Cycles, Inc. entered into a Stock Purchase and Reorganization Agreement in which effective January 16, 2004 W.W. Cycles, Inc. was issued an aggregate of 8,000,000 restricted shares of common stock, $.001 par value, of American Busing Corporation in exchange for all of the outstanding shares of the common stock of the Company, resulting in W.W. Cycles, Inc. becoming a wholly-owned subsidiary of American Busing Corporation, an inactive public company. The acquisition was accounted for as a reverse merger whereby, for accounting purposes, WW Cycles, Inc. is considered the accounting acquirer and the historical financial statements of WW Cycles, Inc. became the historical financial statements of Giant Motorsports, Inc. Effective April 5, 2004 American Busing Corporation changed its name to Giant Motorsports, Inc. On April 30, 2004, Giant Motorsports, Inc. acquired substantially all of the assets and certain liabilities of Chicago Cycle Center pursuant to an Asset

Purchase Agreement and entered into a Noncompetition Agreement with one of the former owners and entered into an Employment
Agreement with the other former owner.

Principles of Consolidation:

The condensed consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries.
All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents:

Cash and cash equivalents include amounts held in demand deposit accounts and overnight investment accounts. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company periodically maintains cash deposits in financial institutions in excess of the federally insured limits.

Contracts in Transit:

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

Allowance for Doubtful Accounts:

Accounts are written off when management determines that an account is uncollectible. Recoveries of accounts previously written off are recorded when received. An estimated allowance for doubtful accounts is determined to reduce the Company's receivables to their carrying value, which approximates fair value. The allowance is estimated based on historical collection experience, specific review of individual customer accounts, and current economic and business conditions. Historically, the Company has not incurred any significant credit related losses. Management has determined that an allowance of $25,000 is necessary at September 30, 2004 and December 31, 2003.

Revenue Recognition:

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

Finance, Insurance and Extended Service Revenues:

The Company arranges financing for customers through various financial institutions and receives a commission from the lender equal to the difference between the interest rates charged to customers and the interest rates set by the financing institution. The Company also receives commissions from the sale of various third party insurance products to customers and extended service contracts. These commissions are recorded as revenue at the time the customer enters into the contract. The Company is not the obligor under any of these contracts. In the case of finance contracts, a customer may prepay or fail to pay their contract, thereby terminating the contract. Customers may also terminate extended service contracts, which are fully paid at purchase, and become eligible for refunds of unused premiums. In these circumstances, a portion of the commissions the Company receives may be charged back based on the relevant terms of the contracts. The revenue the Company records relating to commissions is net of an estimate of the ultimate amount of chargebacks the Company will be required to pay. Such estimates of chargeback experience is based on our historical chargeback expense arising from similar contracts. The Company also acts as the warrantor on certain extended service contracts and defers the revenue and recognizes it over the life of the contract on a straight-line basis.

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

Depreciation of property and equipment and amortization of leasehold improvements are provided using the straight-line method over the following estimated useful lives:

          Fixtures, and equipment.............        3-7 years
          Vehicles............................          5 years
          Leasehold Improvements..............         15 years

Impairment of Long-Lived Assets:

Long-lived assets are reviewed for impairment whenever events such as product discontinuances, product dispositions or other changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds the sum of non-discounted cash flows expected to result from the asset's use and eventual disposition. An impairment loss is measured as the amount by which the carrying amount exceeds its fair value, which is typically calculated using discounted expected future cash flows. The discount rate to these cash flows is based on the Company's weighted average cost of capital, which represents the blended after-tax costs of debt and equity. There were no indications of impairments at September 30, 2004

Income Taxes:

Income  taxes are calculated using the liability method specified
by   Statement  of  Financial  Accounting  Standards   No.   109,
"Accounting for Income Taxes."

At  September  30,  2004, income taxes are provided  for  amounts
currently   due  and  deferred  amounts  arising  from  temporary
differences between income for financial reporting and income tax purposes.

Advertising Costs:

Advertising  costs  are  expensed  when  incurred.   Charges   to
operations amounted to $815,241 and $653,465 for the nine months ended September 30, 2004 and 2003 respectively.

Earnings Per Share of Common Stock:

Historical net income per share is computed using the weighted average number of shares of common shares outstanding. Diluted earnings per share (EPS) includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants.

The following is a reconciliation of the computation for basic and diluted EPS:


                                        Nine Months Ended         Three Months Ended
                                      September    September    September     September
                                        2004         2003         2004          2003
                                    -----------  -----------   -----------   -----------
    Net Income                      $   682,514  $   398,560   $   289,136   $   199,204
                                    ===========  ===========   ===========   ===========
    Weighted-average common
      shares outstanding (Basic)     10,425,000    8,000,000    10,425,000     8,000,000

    Weighted-average common stock
      equivalents:
          Warrants                    2,600,000            0     1,500,000             0
                                    -----------  -----------   -----------   -----------

    Weighted-average common
      shares outstanding (Diluted)   11,408,333    8,000,000    12,275,000     8,000,000
                                    ===========  ===========   ===========   ===========


Use of Estimates:

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

NOTE B - ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of receivables due from customers and dealers, manufacturers, employees, and finance companies for contracts in transit and is net of an allowance for doubtful accounts of $25,000 at September 30, 2004 and December 31, 2003. Also included in accounts receivable at September 30, 2004 is approximately $481,000 due from Kings Motorsports, Inc., the former owner of Chicago Cycle Center, for contract fundings that were put in their cash account during the transition period. These monies are expected to be reimbursed to the Company by December 31, 2004.

NOTE C - INVENTORIES

Inventories consisted of vehicles and parts and accessories.

NOTE D - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                                          September 30   December 31
                                             2004            2003
                                          ------------   -----------

      Fixtures and equipment              $    916,986   $   178,737
      Vehicles                                 252,522       234,558
      Leasehold improvements                   275,408       264,328
                                          ------------   -----------
                                             1,444,916       677,623
      Less accumulated depreciation            361,866       252,446
                                          ------------   -----------
              NET PROPERTY AND EQUIPMENT  $  1,083,050   $   425,177
                                          ============   ===========


Depreciation expense charged to operations amounted  to  $109,420 and $55,923 for the nine months ended September 30, 2004 and 2003 respectively.

NOTE E - NOTES RECEIVABLE OFFICERS

Notes receivable officers consisted of advances to officers and advances to companies that the officers own bearing interest at 6% with no stipulated repayment terms. Interest income on these notes amounted to $32,408 for the nine months ended September 30, 2004. The notes are expected to be repaid by December 31, 2004.

NOTE F - LINES OF CREDIT

The Company has a $250,000 line of credit with one of its suppliers and a $300,000 revolving line of credit with a bank which aggregate $450,000 at September 30, 2004 and December 31, 2003. The line of credit with the supplier is payable in full by December 2004 but the Company can re-borrow on the line one month
subsequent  to  payoff.   The revolving line  of  credit  has  no
stipulated repayment terms. These loans bear interest at 7.5% and prime plus one percent (5.75% at September 30, 2004), respectively, and are collateralized by substantially all of the Company's assets.

NOTE G - NOTES PAYABLE - FLOOR PLANS

The   Company   has  various  floor  plan  financing   agreements
aggregating $15,281,124 at September  30,  2004  and  $11,575,660
at  December  31,   2003. Interest is payable monthly and fluctuates
with prime and varies based on the type of unit financed and the length of time the unit remains on the floor plan (ranging from 3% to 18% at September 30, 2004). Principal payments are due upon the sale of the specific unit financed. The floor plans are collateralized by substantially all corporate assets.

NOTE H - NOTES PAYABLE

Notes payable consisted of a $1,199,000 loan payable to Kings Motorsports, Inc. at September 30, 2004 for the purchase of the assets of Chicago Cycles, Inc. bearing interest at 6%, payable in installments of $274,000 on October 24, 2004 and $925,000 plus accrued interest on April 30, 2005. Also included in notes payable is a $500,000 demand loan, bearing interest at 14%, due on October 15, 2004.

NOTE I - LONG-TERM DEBT

Long-term debt consisted of various notes aggregating $1,280,243 at September 30, 2004 and $97,073 at December 31, 2003. These amounts mature at various times ranging from 2004 to 2007, bearing interest at various rates ranging from 5.75% to 6.85% per year. The notes are collateralized by substantially all of the Company's assets.

NOTE J - INCOME TAXES

Income taxes (credit) consisted of the following:

                                          September 30   December 31
                                             2004            2003
                                          ------------   -----------
  Federal:

     Current                              $    619,000   $      -
     Deferred                                 (288,300)         -
                                          ------------   -----------
                                               330,700          -
                                          ------------   -----------

  State:

     Current                                   155,000          -
     Deferred                                     -             -
                                          ------------   -----------
                                               155,000          -
                                          ------------   -----------
                       TOTALS             $    485,700   $      -
                                          ============   ===========


Income taxes paid amounted to $200,000 and $-0-, respectively, for the nine months ended September 30, 2004 and 2003.

Deferred tax assets (liabilities) consisted of the following:

                                          September 30   December 31
                                             2004            2003
                                          ------------   -----------
   Deferred tax liabilities - long-term:
     Depreciation                         $     (7,700)  $      -
     Amortization                              (15,000)         -
                                          ------------   -----------
     Gross deferred tax liabilities            (22,700)         -
                                          ------------   -----------


Deferred tax assets - current and long-term:

     Allowance for doubtful accounts             8,500         -
     Deferred revenue                          287,500         -
                                          ------------   -----------
     Gross deferred tax assets                 296,000         -
                                          ------------   -----------
                        TOTALS            $    273,300   $     -
                                          ============   ===========

NOTE K - RELATED PARTY TRANSACTIONS

Related Party Transactions:

    Accounts receivable, affiliates consisted of the following:

                                          September 30   December 31
                                             2004            2003
                                          ------------   -----------
     Noninterest bearing advances to and
       transfer of product at cost to
       Andrews North, Inc., a corporation
       in Cleveland, Ohio affiliated
       through common ownership interest
       to be repaid within one year       $        -     $   220,000
     Non-interest bearing advances of
       $-0- at September 30, 2004 and
       $90,000 at December 31, 2003 and
       sale of product of $-0- at
       September 30, 2004 and $5,343 at
       December 31, 2003 to individuals
       related to the stockholders of
       the corporation to be repaid
       within one year                             -          95,343
                                          ------------   -----------
                          TOTALS          $        -     $   315,343
                                          ============   ===========


Note  receivable officers amounted to $802,247 at  September  30,

2004 and $679,405 at December 31, 2003 (See Note E).

The Company leases its retail facility from a shareholder under a
five-year  agreement  with  two five  year  renewal  terms.   The
Company guarantees the debt on the building which amounted to approximately $344,000 at September 30, 2004.

Charges to operations amounted to $135,000 for the nine months ended September 30, 2004 and 2003.

The following is a summary of future minimum lease payments under operating leases that have initial or remaining noncancellable terms in excess of one year as of September 30, 2004:

          YEAR ENDING                       AMOUNT
          -----------                     ----------

             2004                         $   45,000
             2005                            180,000
             2006                            180,000
             2007                            180,000
             2008                            180,000
                                          ----------
                                          $  765,000
                                          ==========

NOTE L - SUBSEQUENT EVENTS

The Company is moving it's Chicago subsidiary to a building in Skokie, Illinois in 2005. The Company entered into a ten year lease with a ten year renewal option for the building on October 26, 2004 and is expected to move into the building in February 2005. The lease is contingent upon the Village of Skokie granting a special use permit to the Company and can be terminated by either party if the permit is not received by January 31, 2005. The payments on the lease will commence in July 2005 at a monthly rent of $33,333 through May 2006 then increasing to $40,000 per month from June 2006 through May 2007, $45,000 per month from June 2007 through May 2008, $46,667 from June 2008 through May 2009 and then increasing 3% annually for the remaining term of the lease. The Company will also be liable for a proportionate share of expenses and taxes over a specified amount.

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

GENERAL

     The Company's goal is to become one of the largest dealers of powersports vehicles in the United States through acquisitions and internal growth.

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

     The Company, together with its two (2) wholly-owned subsidiaries, owns and operates two (2) retail powersports superstores. The Company's core brands include Suzuki, Yamaha, Honda, Ducati and Kawasaki. The Company superstores operate under the names "Andrews Cycles" and "Chicago Cycles." Andrews Cycles is located in Salem, Ohio, has approximately fifty (50) employees as of September 30, 2004 and operates from an approximately thirty-five thousand (35,000) square foot facility. Chicago Cycles is located in Chicago, Illinois, has approximately fifty-five (55) employees and operates from an approximately thirty thousand (30,000) square foot facility. The Company, in October 2004, entered into a ten-year lease for a new sixty-one thousand (61,000) square foot facility in Skokie, Illinois, for its Chicago Cycles operations, which it intends to move into in February 2005. The Company believes Andrews Cycles and Chicago Cycles are two of the largest volume dealers of powersports vehicles in the Midwest.

     On April 30, 2004, pursuant to an Asset Purchase Agreement (the "Asset Agreement"), dated as of April 30, 2004 by and among the Company, King's Motorsports, Inc., d/b/a Chicago Cycle ("Chicago Cycle"), Jason Haubner and Jerry Fokas, the two (2) shareholders of Chicago Cycle, the Company acquired (the "Acquisition"), substantially all of the assets of Chicago Cycle (the "Chicago Assets"). In consideration for the Chicago Assets and pursuant to the Asset Agreement, the Company (i) assumed certain specified liabilities of Chicago Cycle, and (ii) agreed to pay to Chicago Cycle $2,925,000, as follows: (a) $1,250,000 at the closing of the Acquisition (the "Initial Payment"), and (b) $1,675,000 through the issuance to Chicago Cycle of a 6% $1,675,000 aggregate principal amount promissory note (the "Note"). The principal amount of the Note matures as follows: (i) $500,000 on July 29, 2004, (ii) $250,000 on October 27, 2004, and
(iii) the remaining $925,000, plus accrued but unpaid interest on April 30, 2005. The first $500,000 installment of principal had been repaid as of September 30, 2004. The Note is secured by a second lien on the Chicago Assets pursuant to a Commercial Security Agreement dated as of April 30, 2004, by and among the Company and Chicago Cycle, and guaranteed pursuant to a Guaranty dated April 30, 2004 by and among Chicago Cycle, the Company, Russell Haehn and Gregory Haehn, the current executive officers, directors and controlling shareholders of the Company (each an "Executive," and, collectively, the "Executives").

     To fund the $1,250,000 Initial Payment, the Company pursuant to a Term Note dated March 12, 2004, by and among the Company and The Fifth Third Bancorp Bank (the "Bank") borrowed $1,250,000
(the "Initial Loan") from the Bank. The Initial Loan, which matured on May 31, 2004, was refinanced with the Bank through a term loan which is amortized over a seventy-two (72) month period, but is payable in full on May 31, 2007 (the "Term Loan"), which bears interest at the rate of prime plus one percent (1%) per annum.
The Company's payment obligations under the Term Loan are guaranteed by the Executives pursuant to a Secured Continuing
Guaranty Unlimited dated as of March 12, 2004 by each Executive and the Bank. The Loan is also secured pursuant to a Security Agreement dated March 12, 2004 by and between the Bank and the Company, by a first priority lien on all of the assets of the Company (including, but not limited to, the Chicago Assets).

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

     On April 20, 2004, pursuant to a $500,000 aggregate principal amount promissory note bearing interest at the rate of fourteen (14%) percent per annum (the "Bridge Note"), the Company received from a third party lender (the "Lender") a $500,000 aggregate principal amount bridge loan (the "Bridge Loan"). All outstanding principal on the Bridge Note was due on October 15, 2004. To secure the repayment of principal and interest on the Bridge Note, each Executive (i) pledged to the Lender 150,000 shares (300,000 shares in the aggregate) of the common stock, par value $0.001 per share, of the Company (the "Common Stock") owned by each such Executive, and (ii) guaranteed the payment of all of the Company's payment obligations to the Lender under the Bridge Note. As partial consideration for the Bridge Loan, the Company issued to the Lender a five (5) year warrant to purchase 100,000 shares of Common Stock (the "Warrant Shares"), at an exercise price of $2.25. The Company also granted to the Lender certain piggyback registration rights with respect to the Warrant Shares. The Company used the $500,000 Bridge Loan proceeds for working and operating capital.

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

RESULTS OF OPERATIONS

Revenues
--------

     Revenues during the third quarter of 2004 were $26,325,087 representing an increase of $13,602,640 (107%) from the $12,722,447 reported for the quarter ending September 30, 2003. Revenues for the first nine months of 2004 were $60,277,512 representing an increase of $23,017,685 (62%) from the $37,259,827 reported for the nine months ending September 30, 2003. Our results, specifically those for the third quarter of 2004, were impacted significantly, in a positive manner, by the acquisition of Chicago Cycle on April 30, 2004, and the inclusion of the additional revenues generated by Chicago Cycle from that date through September 30, 2004. Additionally, our sales increase can also be attributed to our aggressive marketing and advertising campaigns.

Cost of Sales
-------------

     Cost of sales for the third quarter of 2004 increased by $11,606,365 (101%) from the same period in 2003. Cost of sales for the first nine months of 2004 increased by $19,300,418 (57%) from the same period in 2003. This increase reflects the additional cost of units needed to realize the increase in sales, and is also significantly impacted by the inclusion of the costs of Chicago Cycle's sales from April 30, 2004.

Operating Expenses
------------------

     Selling, general and administrative expenses for the third quarter of 2004 were $2,504,224, an increase of $1,513,709 (153%)
over the same period in 2003. Selling, general and administrative expenses for the first nine months of 2004 were $5,622,099, an increase of $2,648,773 (89%) over the same period in 2003. The aggregate increase in such costs were principally related to (i) additional selling, general and administrative expenses relating to Chicago Cycle, commencing April 30, 2004, and (ii) approximately $304,632 of legal, accounting and auditing fees, incurred during the first nine months of 2004, which was significantly more than comparable expenses during the same period in 2003, which additional fees were associated with the requirements of becoming a public entity and the ongoing compliance and maintenance requirements ("Public Company
Expenses").   Interest expense increased approximately $112,021
to $202,296 in the third quarter of 2004 as compared to the third quarter of 2003, and $260,532 to $508,369 for the first nine months of 2004 compared to the same period in 2003. This increase is primarily due to (i) interest payable by the Company relating to the Initial Loan, the Term Loan and the Bridge Note, and (ii) an increase in interest bearing floor plan inventory, and most significantly the addition of the floor plan inventory of Chicago Cycle.

Operating Income
----------------

     Income from Operations for the three months ended September 30, 2004 increased by $482,566 to $721,592, as compared to $239,026 over the same period in 2003. Income from Operations for the first nine months of 2004 increased by $1,068,494 to $1,659,270, as compared to $590,776 over the same period in 2003. Income from Operations in 2004 was also substantially affected by the addition of Chicago Cycle's operations on April 30, 2004 and approximately $304,632 of Public Company Expenses. This generally is a result of an increase of sales.

Income before Taxes, Depreciation and Amortization
--------------------------------------------------

     Income before provision for taxes, depreciation and amortization, for the three months ended September 30, 2004 was $529,236, which is $330,032 greater than the comparable period last year. Income before provision for taxes, depreciation and amortization, for the first nine months of 2004 was $1,277,634, which is $823,151 greater than the comparable period last year. The income tax increase of $485,700 for the first nine months of 2004, as compared to the same period in 2003, is a result of the Company's tax filing status that changed from an S-Corp in 2003 to a C-Corp effective on January 1, 2004. Depreciation and amortization was approximately $109,420 for the first nine months of 2004 as compared to $55,923 for the comparable period in 2003.

Net Income
----------

     Net income for the three months ended September 30, 2004 was $289,136 as compared to $199,204 for the comparable period in 2003. Net income for the first nine months of 2004 was $682,514 as compared to $398,560 for the comparable period in 2003. As discussed above, net income in 2004 was substantially affected by the addition of the Chicago Cycles operations and approximately $304,632 of Public Company Expenses.

LIQUIDITY AND CAPITAL RESOURCES

     Our primary source of liquidity has been cash generated by operations and borrowings under various credit facilities. At September 30, 2004, we had $1,204,726 in cash and cash equivalents, compared to $587,917 at December 31, 2003. Until required for operations, our policy is to invest excess cash in bank deposits and money market funds. Net working capital at September 30, 2004 was $(41,207) compared to $590,032 at December 31, 2003. The Company's negative net working capital at September 30, 2004, was mostly attributable to its financing of the Chicago Cycle Acquisition through short-term debt and an increase in floor plan financing, as a result of the additional inventory acquired in the Chicago Cycle Acquisition.

     The Company receives floor plan financing from five different motorcycle manufacturers for whom the Company sells the manufacturers' products. The Company uses such floor plan financing to assist it in financing and carrying the Company's inventory necessary to achieve the Company's sales goals. Such manufacturer's collateral includes all unit inventory plus a general lien on all assets of Cycles and Chicago Cycles.

     On April 20, 2004, the Company borrowed from a third party lender (the "Lender") the $500,000 Bridge Loan, evidenced by the Bridge Note. All outstanding principal on the Bridge Note is due on October 15, 2004. To secure the repayment of principal and interest on the Bridge Note, each Executive (i) pledged to the Lender 150,000 shares (300,000 shares in the aggregate) of Common Stock owned by each such Executive, and (ii) guaranteed the payment of all of the Company's payment obligations to the Lender under the Bridge Note. As partial consideration for the Bridge Loan, the Company issued to the Lender the Bridge Warrant to purchase 100,000 Warrant Shares at an exercise price of $2.25 per share. The Company also granted to the Lender certain piggyback registration rights with respect to the Warrant Shares. The Company used the $500,000 Bridge Loan proceeds for working and operating capital.

     On March 12, 2004, the Company received the $1,250,000 Initial Loan from the Bank, which it used for the Initial Payment for its Acquisition of Chicago Cycle. The Initial Loan matured on May 31, 2004 and was refinanced and replaced with the Term Loan, which is amortized over a period of seventy-two (72) months, but is payable in full on May 31, 2007, and is guaranteed by each of the Executives.

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

         None

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

     31.2     Certification of the Chief Financial Officer pursuant to
              Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-4(a))

     32.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)).

     32.2 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)).

          (b)  Reports on Form 8-K
               -------------------

          (i)  Current Report on Form 8-K filed with the SEC  on
               August 18, 2004 (reporting grants of stock options to the Company's two executive officers).

          (ii) Current Report on Form 8-K/A filed with the SEC on
               July 16, 2004 (filing the required financial statements in connection with the acquisition of Kings Motorsports, Inc. d/b/a Chicago Cycle).

                           SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  GIANT MOTORSPORTS, INC.


Date:  November 12, 2004           /s/ Russell A. Haehn
                                   ------------------------------------
                                   Name:  Russell A. Haehn
                                   Title: Chairman of the Board of
                                          Directors, Chief Executive
                                          Officer and a Director
                                          (Principal Executive Officer)


Date:  November 12, 2004           /s/ Gregory A. Haehn
                                   ------------------------------------
                                   Name:  Gregory A. Haehn
                                   Title: President, Chief Operating
                                          Officer, Treasurer, Secretary
                                          and a Director
                                          (Principal Financial and
                                          Accounting Officer)