Form 10KSB
period 2004-12-31
GIANT MOTORSPORTS INC
filed 2005-04-15
CIK 1204947

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004

                                       OR

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        Commission File Number 000-50243

                             GIANT MOTORSPORTS, INC.
                       (Name of registrant in its Charter)

                Nevada                                  33-1025552
      ------------------------------         -------------------------------
     (State or other jurisdiction of        (IRS Employer Identification No.)
      incorporation or organization)

    13134 State Route 62, Salem, Ohio                    44460
  --------------------------------------                --------
 (Address of principal executive offices)              (Zip Code)

                                 (330) 332-8534
                           (Issuer's Telephone Number)
    Securities registered pursuant to Section 12(b) of the Exchange Act: None

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                     Common Stock, .001 par value per share
                                (Title of Class)

Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the most recent fiscal year.  $79,950,835

The aggregate market value of the common stock held by non-affiliates of the registrant based on the average bid and asked prices on the Over the Counter Bulletin Board on April 13, 2005 was approximately $2,800,000.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date. 10,425,000 shares of common stock.

Transitional Small Business Disclosure Format (Check one): Yes [ ]; No [X]

                             GIANT MOTORSPORTS, INC.

                                   FORM 10-KSB

                       FISCAL YEAR ENDED DECEMBER 31, 2004

Item Number in
Form 10-KSB                                                                             Page

                                     PART I

1. Business                                                                               3
2. Description of Property                                                               13
3. Legal Proceedings                                                                     13
4. Submission of Matters to a Vote of Security Holders                                   13

                                     PART II

5.   Market for Registrant's Common Equity and Related Stockholder Matters               13
6.   Management's Discussion and Analysis or Plan of Operation                           16
7.   Financial Statements and Supplementary Data                                         20
8.   Changes in and Disagreements With Accountants on Accounting and Financial
     Disclosure                                                                          20
8A.  Controls and Procedures                                                             20

                                    PART III

9.   Directors, Executive Officers, Promoters and Control Persons; Compliance
     with Section 16(a) of the Exchange Act                                              21
10.  Executive Compensation                                                              22
11.  Security Ownership of Certain Beneficial Owners and Management                      24
12.  Certain Relationships and Related Transactions                                      26
13.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K                    26
14.  Principal Accountant Fees and Services                                              27


THIS ANNUAL REPORT ON FORM 10-KSB CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934 AS AMENDED AND ARE SUBJECT TO RISKS, UNCERTAINTIES, AND OTHER FACTORS WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SEE ITEM 1. "BUSINESS - A NOTE ABOUT FORWARD LOOKING STATEMENTS."

                                     PART I

ITEM 1.  BUSINESS

General

      Giant Motorsports, Inc. ("us," "our," "we," the "Company" or "Giant") through our two wholly-owned subsidiaries, owns and operates two retail power sport superstores in the Midwestern United States. Our core brands include Suzuki, Yamaha, Honda, Ducati, Kawasaki and Polaris. Our superstores operate in Salem, Ohio and Chicago, Illinois under the names "Andrews Cycles" and "Chicago Cycles," respectively.

      We are a Nevada corporation with our principal offices located at 13134 State Route 62, Salem Ohio 44460, Tel. (330) 332-8534. Our web sites are: www.andrewscycles.com, www.chicagocycle.com and www.giant-corporate.com. Information on our websites do not constitute part of this Annual Report.

Development of Our Business

      Andrews Cycles commenced business in 1984 as a Honda products dealership. In 1985 Andrews Cycles acquired an existing motorsports dealership and added Yamaha products to its line of motorsports products. Through the acquisition of two additional motorsports dealerships in 1986 and 1987, Andrews Cycles added the Suzuki and Kawasaki brands to its line of motorsports products. From 1987 through January 2004, Andrews Cycles expanded its power sports business by adding Polaris motorcycles to its product line, and became one of the largest power sports dealers in the State of Ohio.

      On January 16, 2004, we acquired all of the issued and outstanding shares of W.W. Cycles, Inc., the corporate entity that conducts business under the name "Andrews Cycles" ("W.W. Cycles"), from Gregory A. Haehn and Russell A. Haehn, our current officers and directors, and one other employee of W.W. Cycles, in exchange for our issuance of an aggregate of 7,850,000 shares of our common stock, which resulted in W.W. Cycles' becoming our wholly-owned subsidiary. On that same date, our two current officers and directors also purchased an additional 150,000 shares of our common stock from a then shareholder of the Company for an aggregate purchase price of $178,750. Simultaneously with the closing of this acquisition, the then sole director and officer of the Company resigned as a director and officer and was replaced by our current officers and directors. Russell A. Haehn became the Chairman, Chief Executive Officer, Secretary and a Director of the Company and Gregory A. Haehn became the President, Chief Operating Officer, Treasurer and a Director of the Company, which are the same positions in which they currently serve. The Company, which was then called American Busing Corporation, changed its name to Giant Motorsports, Inc., effective as of April 5, 2004. We currently conduct all of our "Andrews Cycles" business through our W.W. Cycles subsidiary.

         On April 30, 2004, we acquired substantially all of the assets of King's Motorsports, Inc. (the "Chicago Cycles Assets"), the corporate entity that conducted business under the name Chicago Cycle ("King's Motorsports"). We agreed to pay Kings Motorsports a total of $2,925,000 for the Chicago Cycle Assets, as follows:

o     $1,250,000 on the date of closing; and

o $1,675,000 through the issuance to Kings Motorsports of a 6% $1,675,000 aggregate principal amount note (the "Note"), which Note matures as follows: (i) $500,000 on July 29, 2004, (ii) $250,000 on October 27, 2004,
      and (iii) the remaining $925,000, plus accrued but unpaid interest on April 30, 2005.

As of December 31, 2004, we had paid the first two installments under the Note, in the aggregate amount of $750,000. The Note is secured by a second lien on the Chicago Cycles Assets, and personally guaranteed by Russell Haehn and Gregory Haehn, the current executive officers, directors and controlling shareholders of the Company. We also assumed certain liabilities of King's Motorsports.

      To fund the amount payable at closing for Chicago Cycles, we borrowed $1,250,000 from The Fifth Third Bancorp Bank (the "Bank"), pursuant to a term loan. This loan, which initially matured on May 31, 2004, was refinanced with the Bank through a term loan amortized over a 72 month period, but is payable in full on May 31, 2007, bearing interest at the rate of 6.25% per annum. Our payment obligations under this term loan also are personally guaranteed by Russell Haehn and Gregory Haehn. This loan is also secured by a first priority lien on all of our assets (including, without limitation, the Chicago Cycles Assets). As of December 31, 2004, the outstanding amount of this term loan, including accrued interest thereon, was $1,197,920.

Products and Services.

      Our products and services consist primarily of the sale and servicing of new and used motorcycles, all-terrain vehicles ("ATV's"), and scooters. In addition, we sell parts and accessories, extended service contracts, aftermarket motorcycle products, and maintenance and repair services. Our core brands include Honda, Yamaha, Suzuki, Kawasaki, Polaris and Ducati.

      We are a retail dealer of power sports products, and sell our products in superstores that operate under the names "Andrews Cycles" and "Chicago Cycles." Our Andrews Cycles subsidiary is located in Salem, Ohio, had approximately 50 employees, as of December 31, 2004, and sells power sports products to customers residing within an approximate 200 square mile area of its facilities. Our Chicago Cycles operations are located in Skokie, Illinois, has approximately 55 employees as of December 31, 2004, and sells power sports products to customers residing within an approximate 200 square mile area of its facilities. Both Andrews Cycles and Chicago Cycles also sell power sports products and parts through our websites specifically dedicated to those businesses.

Competition.

      The motorcycle/power sports retailing industry is highly competitive with respect to price, service, location and selection. There are an estimated 4,000 retail stores throughout the United States. We compete with numerous dealerships in each of our market segments, many of which are large and have significant financial and marketing resources. We also compete with private market buyers and sellers of used motorcycles and other power sports products, dealers that sell used motorcycles and other power sports products, service center chains and independent shops for service and repair business. Some of these businesses are capable of operating on smaller gross margins than those on which we are capable of operating because they have lower overhead and sales costs.

      In many states, dealerships have an exclusive 5 to 10-mile franchised territory, similar to automobile dealerships. While franchised territories can sometimes restrict market entry and subsequently market penetration; franchise restrictions can likewise provide protection from over-saturation.

      While we believe that our two current locations are among the larger retail dealerships in the states of Ohio and Illinois, our business represents only a small portion of the retail motorcycle, ATV and other power sports products sales throughout the United States. By implementing our superstore concept through further acquisitions of retail power sports dealerships throughout the United States, we believe that we can provide consumers in acquired markets with wide product diversification. Such diversification, as well as a comprehensive product offering, could result in an increase in our portion of total power sports retail business throughout the United States, and consequently reduce the impact of local competition on our business. There is no assurance that we will ever be able to implement this strategy in such a manner.

 Principal Suppliers of our Products.

      We purchase substantially all of our products from the following manufacturers:

o     American Honda Motor Company, Inc.

o     Yamaha Motor Corporation

o     American Suzuki Motor Corporation

o     Kawasaki Motors Corp. U.S.A., Inc.

o     Ducati North America

o     Polaris Industries, Inc.

      Our Andrews Cycles and Chicago Cycles power sports dealerships operate pursuant to dealership agreements with all or most of the manufacturers listed above (or authorized distributors of such manufacturers' products), and we are dependent to a significant extent on our relationship with such manufacturers. Manufacturers exercise a great degree of control over our dealerships, and the dealership agreements provide for termination or non-renewal for a variety of causes. Many of our dealership agreements require prior approval with respect to acquisitions of other motorcycle and/or power sports dealerships, and a manufacturer may deny our application to make an acquisition or seek to impose further restrictions on us as a condition to granting approval of an acquisition. While these restrictions could adversely affect our business strategy of expanding our operations through the acquisition of other retail dealerships, we believe that we will be able to work with these manufacturers to obtain the approvals required for future acquisitions, although there can be no assurance of our success in doing so.

Market for our Products and Services.

      The power sports industry, which generated revenues of approximately $18 Billion in 2003, consists of new and used motorcycles, ATV's, personal watercraft, and snowmobiles, as well as parts, accessories and mechanical and financial services related to these products. On a continuing basis during the late 1990's, the industry sustained an average growth rate of 15% per annum. During 2003, the revenues increased approximately 7% over revenues generated in 2002. During that same period, Andrews Cycles' revenues increased by nearly 17%. The industry is highly fragmented with over 9,000 franchises being operated within approximately 4,000 motorcycle dealerships, the majority of which we believe are individually owned. We also believe that many dealership owners are motorcycle enthusiasts with minimal business training and limited capital. The largest dealership group generated revenues of approximately $300 million in 2003, or less than 3% of total industry sales.

Business Plan.

      It is our plan to maximize the operating and financial performance of our dealerships by achieving certain efficiencies both at the store and corporate levels. We believe this will enhance internal growth and profitability. We have begun, and plan to continue to centralize certain of our administrative functions including:

o     accounting;

o     finance;

o     insurance;

o     employee benefits;

o     strategic planning;

o     marketing;

o     purchasing; and

o     management information systems (MIS).

      We believe that by consolidating these functions we will be able to reduce overall expenses, simplify dealership management, create economies of scale with leveraged buying power and provide a level of expertise that would otherwise be unavailable to each dealership individually. We have identified, without limitation, the following strategic components as potentially integral to our overall success and profitability:

         o Super Store Concept. The "Super Store" has proven to be an effective strategy in the successful consolidation of many other retail industries. Super Stores are the choice of consumers nationwide. These large stores represent and imply the widest offerings, the lowest prices, and, we believe, will contribute to the development of a more mainstream motorsports marketplace.

         o Sales and Service Effectiveness. Consumers have become more sophisticated in evaluating and purchasing products, as a result of the wide-spread availability of the internet and greater access to information, and, as a result, require a more comprehensive offering, as well as intelligent and informative presentations. Our superstore selling space provides a larger display of products, with a greater choice of brands and styles. We believe that a greater choice of products, under one roof, will lead to a more satisfying shopping experience for customers and, in turn, increased product sales.

         o Competitive Workforce Development. A significant portion of the compensation we pay to our sales staff is commission based. We believe that commission-based compensation provides incentive for our salespersons to expend their greatest efforts to sell our products and services. Since their compensation is directly related to sales, our ability to hire successful salespersons is conditioned upon their belief that our dealerships will generate significant traffic and provide the inventory levels necessary to maximize sales opportunities. Our goal to build a "market leader" presence, proper inventory levels and an overall aggressive yet tactful approach, we believe, will attract the successful salespersons we need to sell our products and services.

         o Inventory Utilization. We believe that by housing our inventory in one large central facility, and distributing products from that facility to each of our dealerships, on an as-needed basis, we will be able to deliver products to our customers faster than other dealerships which are required to wait, for delivery of out-of-stock products.

         o Marketing Efficiencies. With a regional presence, and the use of single creative themes, tested for effectiveness, we believe that we will be able to take advantage of semi-national and possibly national marketing opportunities which typically offer reduced advertising rates based on the utilization of economies of scale. We also plan to maximize our use of cooperative advertising.

         o E-Commerce and Mail Order Opportunities. We intend to develop e-commerce and mail order strategies for the sale of parts and accessories that will expand our customer base outside of our dealership territories. We believe that the expansion of our business, over the internet and through mail order business, will assist us in the development of a national presence and create customer interest to visit one of our "super stores," although no assurance can be given that it will have such effect. We believe that increased efforts on internet and mail-order sales, will increase revenues and also create additional opportunities for strategic business relationships with dealerships outside of the territories where our dealerships are located, although no assurance can be given.

         o Captive Financing opportunities. It is our plan to create and implement our own in-house consumer financing facility, by acquiring an outside finance company, entering into a joint-venture relationship with a finance company, or by internally developing our own financing business, in order to provide financing to our customers for the purchase of our products. Such "captive" financing opportunities could represent significant additional revenues, which are currently received by third party manufacturers, banks, or outside financing organizations. We would be then have the ability to sell these loans to third parties in order to minimize our consumer financing risk.

Sales and Marketing.

      We currently market our products through television, radio, print and outdoor advertising. Advertising costs are funded primarily through cooperative advertising programs established by the manufacturers of the products. Under these programs, most dealers have access to approximately $100 per unit sold during the previous year. In addition, many of the larger and better performing dealership groups are able to access additional advertising funds for special circumstances from the manufacturers. It is our normal strategy to acquire and use the maximum amount of advertising funds available to us.

Floor Plan Financing.

      We are dependent to a significant extent on our ability to finance the purchase of inventory, which in the motorcycle and power sports retail industries involves significant sums of money in the form of floor plan financing. As of December 31, 2004, the Company had $17,788,706 of floor plan notes payable. Substantially all the assets of our dealerships are pledged to secure such indebtedness, which may impede our ability to borrow from other sources. We currently have floor plan facilities with a variety of lenders, including primarily GE Commercial Distribution Finance Corporation, Fifth Third Bank, Kawasaki Motors Finance Company, and American Honda Finance. Several of such lenders are associated with manufacturers with whom we have dealership agreements. Consequently, deterioration of our relationship with a manufacturer could adversely affect our relationship with the affiliated floor plan lender and vice versa.

Government Regulation.

      Our business is subject to federal, state and local laws, ordinances and regulations which establish various health and environmental quality standards, and liability related thereto, and provide penalties for violations of those standards. Under certain laws and regulations, a current or previous owner or operator of real property may be liable for the costs of removal and remediation of hazardous or toxic substances or wastes on, under, in or emanating from such property. Such laws typically impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances or wastes. Certain laws, ordinances and regulations may impose liability on an owner or operator of real property where on-site contamination discharges into waters of the state, including groundwater. Under certain other laws, generators of hazardous or toxic substances or wastes that send such substances or wastes to disposal, recycling or treatment facilities may be liable for remediation of contamination at such facilities. Other laws, ordinances and regulations govern the generation, handling, storage, transportation and disposal of hazardous and toxic substances or wastes, the operation and removal of underground storage tanks, the discharge of pollutants into surface waters and sewers, emissions of certain potentially harmful substances into the air and employee health and safety.

         Business operations subject to such laws, ordinances and regulations include the use, handling and contracting for recycling or disposal of hazardous or toxic substances or wastes, including environmentally sensitive materials such as motor oil, waste motor oil and filters, transmission fluid, antifreeze, refrigerants, waste paint and lacquer thinner, batteries, solvents, lubricants, degreasing agents, gasoline and diesel fuels. Our business is also subject to other laws, ordinances and regulations as the result of the past or present existence of underground storage tanks at our properties. Certain laws and regulations, including those governing air emissions and underground storage tanks, have been amended so as to require compliance with new or more stringent standards as of future dates. We cannot predict what other environmental legislation or regulations will be enacted in the future, how existing or future laws or regulations will be administered or interpreted or what environmental conditions may be found to exist in the future. Compliance with new or more stringent laws or regulations, stricter interpretation of existing laws or the future discovery of environmental conditions may require additional expenditures on our part, some of which may be material.

Employees.

         As of December 31, 2004, we had approximately 112 employees, 52 of whom are employed at our Andrews Cycles dealership and the other 60 of whom are employed at our Chicago Cycles dealership. All of our employees were employed on a full-time basis including 2 executives, 45 salespersons, 30 administrative persons, and 35 clerical persons. We are not a party to a collective bargaining agreement with our employees and we believe that our relationship with our employees is satisfactory.

                                  RISK FACTORS

Our business is subject to the influence of the manufacturers of motorcycles and the other power sports equipment we sell.

      Each of our retail motorcycle and power sports dealerships operates pursuant to dealership agreements between each applicable motorcycle, all terrain vehicle, scooter and personal watercraft manufacturer (or authorized distributor thereof) and the subsidiaries of the Company that operate such dealerships, and we are dependent to a significant extent on our relationship with such manufacturers. Manufacturers exercise a great degree of control over dealerships, and the dealership agreements provide for termination or non-renewal for a variety of causes. Actions taken by manufacturers to exploit their superior bargaining position could have a material adverse effect on our business. Furthermore, many of our dealership agreements require prior manufacturer approval with respect to acquisitions of other motorcycle and/or power sports dealerships, and a manufacturer may deny our application to make an acquisition or seek to impose further restrictions on us as a condition to granting approval of an acquisition.

We are dependent on the Manufacturers of the products we sell.

      The success of each of our dealerships is, in large part, dependent upon the overall success of the applicable manufacturers of our motorcycles and other power sports products. Accordingly, our success is linked to the financial condition, management, marketing, production and distribution capabilities of these manufacturers. Events, such as labor strikes, that may adversely affect a manufacturer, may also adversely affect our business. Similarly, the delivery of motorcycles or other power sports products from manufacturers later than scheduled, which may occur particularly during periods of new product introductions, can lead to reduced sales during such periods. Furthermore, any event that causes adverse publicity involving these manufacturers may have an adverse effect on our business regardless of whether such event directly involves any of our dealerships.

Risks associated with acquisitions.

      The growth of our business depends in large part on our ability to manage expansion, control costs in our operations and consolidate dealership acquisitions into existing operations. This strategy will entail reviewing and potentially reorganizing acquired dealership operations, corporate infrastructure and systems and financial controls. Unforeseen expenses, difficulties, complications and delays frequently encountered in connection with the rapid expansion of operations could inhibit our growth.

      There can be no assurance that we will be able to identify acquisition candidates that would result in the most successful combinations or that we will be able to consummate acquisitions on acceptable terms. The magnitude, timing and nature of future acquisitions will depend upon various factors, including the availability of suitable acquisition candidates, the negotiation of acceptable terms, our financial capabilities, the availability of skilled employees to manage the acquired companies and general economic and business conditions. In particular, the increasing competition among potential acquirers has resulted in higher prices being paid for attractive targets.

      In addition, the growth of our business through the acquisition of other motorcycle and power sports dealerships will depend on our ability to obtain the requisite manufacturer approvals. There can be no assurance that manufacturers will grant such approvals. While we are not aware of any manufacturers that limit the number of dealerships that may be held by any one company, or the number of dealerships that may be held in any geographic market, we believe that it is currently the policy of some manufacturers to restrict any company from holding contiguous dealerships (i.e. ownership of two dealerships without the existence of an unaffiliated dealership located geographically in between such two dealerships). We believe that our Andrews Cycles and Chicago Cycles distributorships currently are two of the largest volume dealers of power sports products in the Midwestern United States. If we continue to increase our market share for the sales of such products, manufacturers may become more likely to enforce these contiguous ownership restrictions against us.

      Additionally, in connection with any future acquisitions, one or more manufacturers may seek to impose further restrictions on us relating to their approval of an acquisition. For example, manufacturers may condition such approvals upon our agreement to implement certain measures at our existing dealerships, to provide certain additional training to employees and to achieve higher customer satisfaction ratings. If such goals are not attained, we may be precluded from acquiring, whether directly from such manufacturers or through acquisitions, additional dealerships, and it may lead such manufacturers to conclude that they have a basis pursuant to which they may seek to terminate or refuse to renew our existing dealerships with those manufacturers. Furthermore, factors outside our control may cause a manufacturer to reject our application to make acquisitions.

Dependence on Floor Plan Financing.

      We are dependent to a significant extent on our ability to finance the purchase of inventory, which in the motorcycle and power sports retail industries involves significant sums of money in the form of floor plan financing. As of December 31, 2004, Company had $17,788,706 of floor plan notes payable. Substantially all the assets of our dealerships are pledged to secure such indebtedness, which may impede our ability to borrow from other sources. We currently have floor plan facilities with a variety of lenders, including primarily GE Commercial Distribution Finance Corporation, Fifth Third Bank, Kawasaki Motors Finance Company, and American Honda Finance. Several of such lenders are associated with manufacturers with whom we have dealership agreements. Consequently, deterioration of our relationship with a manufacturer could adversely affect our relationship with the affiliated floor plan lender and vice versa.

We Have Substantial Outstanding Indebtedness.

      As of December 31, 2004, based upon our financial statements, our outstanding indebtedness to third parties, including the $17,788,706 of floor plan notes payable under our floor plan financing arrangements was approximately $20,424,733. As of December 31, 2004 approximately $2,122,920 of our outstanding indebtedness to third parties was represented by debt incurred by us, in connection with the acquisition of Chicago Cycles. A portion of this indebtedness, in the amount of approximately $1,197,920 reflects the remaining outstanding amount of the $1,250,000 we borrowed from the Fifth Third Bank, pursuant to a Term Note dated March 12, 2004, to fund the initial $1,250,000 payment for such acquisition. This original loan matured on May 31, 2004, and we converted the entire $1,250,000 principal amount of this loan to a six (6) year term loan, which bears interest at the rate of 6.25% per annum and is secured by a first priority lien on all of our assets, including the assets acquired from Chicago Cycles. The other portion of this indebtedness, in the amount of $925,000, represents the remaining outstanding amount due to Chicago Cycles of the $1,675,000 financed through our issuance to Chicago Cycles of a 6% $1,675,000 aggregate principal amount promissory note. The final principal payment of $925,000, plus accrued but unpaid interest is due and payable to King's Motorsports on April 30, 2005. This note is secured by a second lien on the assets we acquired from King's Motorsports.

The motorcycle and power sports industries are subject to cyclical movements in the economy.

      Sales of motorcycles/power sports products, historically have been cyclical, fluctuating with general economic cycles. During economic downturns, this industry tends to experience similar periods of decline and recession as the general economy. We believe that the industry is influenced by general economic conditions and particularly by consumer confidence, the level of personal discretionary spending, interest rates and credit availability. There can be no assurance that the industry will not experience sustained periods of decline in sales in the future, and that such decline would not have a material adverse effect on our operations.

Our business experiences seasonal trends.

      Our business is seasonal, with a disproportionate amount of our sales occurring in the second and third fiscal quarters. This is particularly the case, as our existing dealerships are in Chicago and Ohio, both of which experience extremely cold winter seasons. In the event that we acquire future dealerships in regions with more temperate climates all year round (e.g. Southern Florida or Southern California), those dealerships may experience less seasonality in sales, although there can be no assurances given that such dealerships would not experience similar seasonal fluctuations.

      A substantial portion of the motorcycles/power sports products and accessories sold by our dealerships are imported from foreign countries.

      A significant portion of the motorcycle and other power sports products sold by us, as well as the components and accessories for these products are of foreign origin - primarily from Japan. Accordingly, we are subject to the import and export restrictions of various jurisdictions and are dependent to some extent upon general economic conditions in and political relations with these foreign countries, particularly Japan. In the event of a severe downturn in the Japanese economy or problems in political or economic relations between the U.S. and Japan, such as, for example, disputes relating to import duties, subsidies, etc., our business could be materially adversely affected.

The retail motorcycle/power sports business is highly competitive.

      The motorcycle/power sports retailing industry is highly competitive with respect to price, service, location and selection. There are an estimated 4,000 retail stores throughout the United States. We compete with numerous dealerships in each of our market segments, many of which are large and have significant financial and marketing resources. We also compete with private market buyers and sellers of used motorcycles and other power sports products, dealers that sell used motorcycles and other power sports products, service center chains and independent shops for service and repair business. Some of these businesses are capable of operating on smaller gross margins than those on which we are capable of operating because they have lower overhead and sales costs. Our inability to compete with these other businesses could have a material adverse effect on our operations.

Our business is subject to environmental regulations.

      Our business is subject to federal, state and local laws, ordinances and regulations which establish various health and environmental quality standards, and liability related thereto, and provide penalties for violations of those standards. Under certain laws and regulations, a current or previous owner or operator of real property may be liable for the costs of removal and remediation of hazardous or toxic substances or wastes on, under, in or emanating from such property. Such laws typically impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances or wastes. Certain laws, ordinances and regulations may impose liability on an owner or operator of real property where on-site contamination discharges into waters of the state, including groundwater. Under certain other laws, generators of hazardous or toxic substances or wastes that send such substances or wastes to disposal, recycling or treatment facilities may be liable for remediation of contamination at such facilities. Other laws, ordinances and regulations govern the generation, handling, storage, transportation and disposal of hazardous and toxic substances or wastes, the operation and removal of underground storage tanks, the discharge of pollutants into surface waters and sewers, emissions of certain potentially harmful substances into the air and employee health and safety.

      Business operations subject to such laws, ordinances and regulations include the use, handling and contracting for recycling or disposal of hazardous or toxic substances or wastes, including environmentally sensitive materials such as motor oil, waste motor oil and filters, transmission fluid, antifreeze, refrigerants, waste paint and lacquer thinner, batteries, solvents, lubricants, degreasing agents, gasoline and diesel fuels. Our business is also subject to other laws, ordinances and regulations as the result of the past or present existence of underground storage tanks at our properties. Certain laws and regulations, including those governing air emissions and underground storage tanks, have been amended so as to require compliance with new or more stringent standards as of future dates. We cannot predict what other environmental legislation or regulations will be enacted in the future, how existing or future laws or regulations will be administered or interpreted or what environmental conditions may be found to exist in the future. Compliance with new or more stringent laws or regulations, stricter interpretation of existing laws or the future discovery of environmental conditions may require additional expenditures on our part, some of which may be material.

We are heavily dependent on our management.

      Our success depends to a large degree upon the skills of our senior management team and current key employees at our subsidiaries. The Company depends particularly upon the following key executives: Gregory A. Haehn, who is our President, Chief Operating Officer and a director, and Russell A. Haehn, who is our Chief Executive Officer and Chairman of the Board of Directors. In addition, we rely on the management skills of Philip A. Andrews, the general manager of our Andrews Cycles business conducted by our W.W. Cycles subsidiary in Salem, Ohio, and we also rely on Jerry Fokas, the general manager of our Chicago Cycle business conducted by our Chicago Cycles, Inc. subsidiary in Chicago, Illinois.

      We do not have employment contracts with either of our officers or Mr. Andrews. We entered into an Employment Agreement with Mr. Fokas, employing him as a general manager of Chicago Cycles for a two (2) year period. In consideration for such employment, we agreed to, among other things, pay to Mr. Fokas (1) a salary of $2,500 per week from May 1, 2004 to April 30, 2005, and $3,000 per week from May 1, 2005 to April 30, 2006, and (2) a quarterly bonus equal to five percent (5%) of Chicago Cycles' quarterly earnings before interest, taxes, depreciation and amortization (as determined by the certified public accounting firm that regularly provides accounting services to Chicago Cycles and/or us).

      We maintain Keyman life insurance on the life of Russell A. Haehn in an amount of $2,000,000, with the beneficiary being our W. W. Cycles subsidiary. In addition, we maintain Keyman life insurance on the life of Gregory A. Haehn in an amount of $1,000,000, with the beneficiary being the Company.

      In connection with the acquisition of Chicago Cycles, we entered into a Noncompetition Agreement with Jason Haubner, one of the shareholders of Chicago Cycles, pursuant to which Mr. Haubner agreed to limit his business activities, after said acquisition, to those not competing with Chicago Cycles until December 31, 2006. The loss of any of our key officers and employees or the failure to attract, integrate, motivate, and retain additional key employees could have a material adverse effect on our business.

Control by Management.

      Our officers and directors are significantly able to influence matters requiring shareholders approval because they own a large percentage of our outstanding shares of common stock. Our executive officers and directors beneficially own in the aggregate 9,090,000 shares of common stock (including options to purchase 1,500,000 shares of common stock at an exercise price of $1.25 per share), or approximately 76% of our outstanding shares of common stock (assuming exercise of all options held by such executive officers and directors). This concentration of ownership provides such persons with the ability to substantially control and influence all corporate decisions and policies of shareholder voting matters, including, without limitation, the removal of directors. Additionally, these persons would be able to approve any proposed amendment to our charter, a merger proposal, a proposed sale of assets or other major corporate transaction or a non-negotiated takeover attempt. This concentration of ownership may discourage a potential acquiror from making an offer to buy us, which, in turn, could adversely affect the market price of our common stock.

Trading in our common stock is limited and the price of our common stock may be subject to substantial volatility.

      Our common stock is traded on the Over the Counter Bulletin Board, and therefore the trading volume is more limited and sporadic than if our common stock were traded on NASDAQ or a national stock exchange such as Amex. Additionally, the price of our common stock may be volatile as a result of a number of factors, including, but not limited to, the following:

      o     quarterly variations in our operating results;

      o     large purchases or sales of common stock;

      o actual or anticipated announcements of new products or services by us or competitors;

      o     acquisitions of new dealerships;

      o investor perception of our business prospects or the motorcycle/power sports industry in general;

      o     general conditions in the markets in which we compete; and

      o     economic and financial conditions.

ITEM 2.  DESCRIPTION OF PROPERTY

      We operate our Andrews Cycles dealership from an approximately 30,000 square foot facility located in Salem, Ohio, which is approximately 60 miles south of Cleveland. We lease this facility from one of our controlling shareholders under a 10-year lease at a rental rate of $15,000 per month. The current term expires on October 31, 2009, but may be extended on the same terms for an additional period of two years until October 31, 2011. Andrews Cycles has a showroom and general offices at this facility. We also guarantee the payment of the mortgage on the building, which at December 31, 2004, was approximately $1,105,000.

      We operate our Chicago Cycles dealership from an approximately 30,000 square foot facility in Chicago, Illinois. We lease this facility on a month-to-month basis. We intend to move the Chicago Cycles operations to a 94,000 square foot facility in Skokie, Illinois in April 2005. We have entered into a ten-year lease for this facility, at monthly rental amounts of: $33,000 through May 2006; $40,000 through May 2007; $45,000 through May 2008; $46,667 through May 2009; and then increasing 3% per year for the remainder of the term of the lease. Chicago Cycles will have a showroom, general office facilities and storage and assembly at this facility.

      We believe that our facilities are adequate for our present purposes and that additional facilities, if required, will be available to us on reasonably acceptable terms.

ITEM 3. LEGAL PROCEEDINGS

      As of December 31, 2004, and during the fiscal year then ended, we were not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to a vote of our securityholders during the fourth quarter of our fiscal year ended December 31, 2004.


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information.

      Our common stock is presently traded on the Over-The-Counter Bulletin Board ("OTCBB") under the trading symbol "GMOS" and has been since April 5, 2004. Prior to April 5, 2004 and from the commencement of trading of our common stock on the OTCBB, our common stock traded under the symbol "ABSC." At the close of business on April 13, 2005, there were outstanding 10,425,000 shares of common stock which were held by approximately 21 stockholders of record (and approximately 150 beneficial owners). The closing high and low bid price quotations for our common stock, as reported by the OTCBB are as follows for the periods indicated:

                                                           High         Low
                                                           ----         ---

         Year Ended December 31, 2003:

         Third Quarter...................                  $0.01        $0.01
         Fourth Quarter.................                   $0.25        $0.01

         Year Ended December 31, 2004:
         First Quarter.....................                $4.20        $0.25
         Second Quarter................                    $2.50        $1.26
         Third Quarter...................                  $2.05        $0.56
         Fourth Quarter.................                   $2.20        $0.64

      The over-the-counter market quotations set forth above for our common stock reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Dividends.

      Holders of our common stock are entitled to receive dividends when and if declared by our Board of Directors out of funds legally available therefor. We have not paid any dividends on our common stock. The payment of dividends, if any, in the future is within the discretion of the Board of Directors The payment of dividends, if any, in the future will depend upon our earnings, capital requirements, financial condition and other relevant factors. Our Board of Directors does not presently intend to declare any dividends in the foreseeable future. Instead, our Board of Directors intends to retain all earnings, if any, for use in our business operations.

      Pursuant to our Restated Articles of Incorporation, our Board of Directors is authorized, subject to any limitations prescribed by law, to provide for the issuance of up to 5,000,000 shares of preferred stock from time to time in one or more series and to establish the number of shares to be included in each such series and to fix the designation, powers, preferences and relative, participating, optional and other special rights of the shares of each such series and any qualifications, limitations or restrictions thereof. Because the Board of Directors has such power to establish the powers, preferences and rights of each series, it may afford the holders of preferred stock preferences, powers and rights (including voting rights and rights to receive dividends) senior to the rights of the holders of common stock. The issuance of shares of preferred stock, or the issuance of rights to purchase such shares, could be used to discourage an unsolicited acquisition proposal. There were no shares of preferred stock issued and outstanding as of December 31, 2004.

Recent Sales of Unregistered Securities.

      We have sold the following securities during the year ended December 31, 2004:

      On January 16, 2004, pursuant to a Stock Purchase and Reorganization Agreement dated as of December 30, 2003, between, among others, the Company, W.W. Cycles and Gregory Haehn and Russell Haehn, the Company issued to Messrs. Russell and Gregory Hahn and one other W.W. Cycles' employee, an aggregate of 7,850,000 shares of our common stock in exchange for all of the issued and outstanding shares of the capital stock of W.W. Cycles, resulting in W.W. Cycles becoming our wholly-owned subsidiary. The shares of common stock were issued without registration under the Securities Act in reliance on the exemption provided in Section 4(2) of the Securities Act.

      On January 20, 2004, we issued a common stock purchase warrant to Moneta Capital, LLC ("Moneta") to purchase 1,000,000 shares of our common stock. This warrant was issued to Moneta under the terms and conditions of a Financial Advisory Agreement, dated as of the same date, in consideration for certain financial advisory services provided by Moneta to the Company. The warrant became exercisable for all 1,000,000 shares on January 20, 2005, and is exercisable at any time on or prior to January 19, 2010, at an exercise price of $1.00 per share. The shares of common stock issuable upon exercise of the warrant are entitled to certain registration rights in any future registration statements filed by us. The warrant was issued without registration under the Securities Act in reliance on the exemption provided in Section 4(2) of the Securities Act.

      On April 20, 2004, as partial consideration for a $500,000 bridge loan made by HSK Funding, Inc. to us, we issued to HSK Funding, Inc. a warrant to purchase 100,000 shares of common stock, at an exercise price of $2.25 per share. This warrant is exercisable at any time on or before April 18, 2009. The shares of common stock issuable upon exercise of the warrant are entitled to certain registration rights in any future registration statements filed by us. The warrant was issued without registration under the Securities Act in reliance on the exemption provided in Section 4(2) of the Securities Act. We used the $500,000 Bridge Loan proceeds for working and operating capital.

Securities Authorized for Issuance Under Equity Compensation Plans

      The following table provides information about the Company's common stock that may be issued upon the exercise of stock options under all of our equity compensation plans in effect as of December 31, 2004.

                                                                                                    Number of securities
                                                                                                   remaining available for
                                            Number of securities to       Weighted average          future issuance under
                                            be issued upon exercise       exercise price of          equity compensation
                                            of outstanding options,     outstanding options,     plans (excluding securities
Plan Category                                 warrants and rights        warrants and rights      reflected in column (a))
-------------                                 -------------------        -------------------      ------------------------
                                                      (a)                        (b)                         (c)
Equity compensation plan
approved by securityholders                          -----                      -----                       ----

Equity compensation plan not
approved by securityholders                      1,500,000(1)                   $1.25                         0

--------------------------
(1) The number of securities represents 1,000,000 shares of common stock available for issuance to Russell Haehn and 500,000 shares of common stock available for issuance to Gregory Haehn, pursuant to Stock Option Agreements, each dated August 16, 2004. These options are exercisable at any time on or before August 15, 2009. The Company has agreed to use its best efforts to register the underlying shares of common stock on a Form S-8 Registration Statement on or before August 16, 2005.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      Certain statements in this report, including statements in the following discussion, may constitute forward-looking statements made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company would like to caution readers regarding certain forward-looking statements in this document and in all of its communications to shareholders and others, press releases, securities filings, and all other communications. Statements that are based on management's projections, estimates and assumptions are forward-looking statements. The words "believe," "expect," "anticipate," "intend," "will," and similar expressions generally identify forward-looking statements. While the Company believes in the veracity of all statements made herein, forward-looking statements are necessarily based upon a number of estimates and assumptions that, while considered reasonable by the Company, are inherently subject to significant business, economic and competitive uncertainties and contingencies and known and unknown risks. Many of the uncertainties and contingencies can affect events and the Company's actual results and could cause its actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

General.

      Our goal is to become one of the largest dealers of power sports vehicles in the United States through acquisitions and internal growth.

      The motorsports industry is highly fragmented with an estimated 4,000 retail stores throughout the United States. We are attempting to capitalize upon the consolidation opportunities available and increase its revenues and income by acquiring additional dealers and improving its performance and profitability.

      We plan to maximize the operating and financial performance of our dealerships by achieving certain efficiencies that will enhance internal growth and profitability. By consolidating our corporate and administrative functions, we believe we can reduce overall expenses, simplify dealership management and create economies of scale.

      We will specifically target dealers in markets with strong buyer demographics that, due to under-management or under-capitalization, are unable to realize their market share potential and can benefit substantially from our systems and operating strategy.

      Together with our two wholly-owned subsidiaries, we own and operate two retail power sports superstores. Our core brands include Suzuki, Yamaha, Honda, Ducati and Kawasaki. Our superstores operate under the names "Andrews Cycles" and "Chicago Cycles." Andrews Cycles is located in Salem, Ohio, has approximately 50 employees as of December 31, 2004 and operates from an approximately 35,000 square foot facility. Chicago Cycles is located in Chicago, Illinois, has approximately 62 employees and operates from an approximately 30,000 square foot facility. In October 2004, we entered into a ten-year lease for a new 94,000 square foot facility in Skokie, Illinois, for our Chicago Cycles operations, which we intend to move into in April 2005.

Loan Transactions.

      On April 30, 2004, we paid $1,675,000 of the purchase price for Chicago Cycles by issuing to Kings Motorsports a 6% $1,675,000 aggregate principal amount note (the "Note"), which Note matures as follows: (i) $500,000 on July 29, 2004, (ii) $250,000 on October 27, 2004, and (iii) the remaining $925,000, plus accrued but unpaid interest on April 30, 2005. As of December 31, 2004, we had paid the first two installments under the Note, in the aggregate amount of $750,000. The Note is secured by a second lien on Chicago Cycles' assets, and personally guaranteed by Russell Haehn and Gregory Haehn.

      To fund the amount payable at closing for Chicago Cycles, we borrowed $1,250,000 from The Fifth Third Bancorp Bank (the "Bank"), pursuant to a term loan. This loan, which initially matured on May 31, 2004, was refinanced with the Bank through a term loan amortized over a 72 month period, but is payable in full on May 31, 2007, bearing interest at the rate of 6.25% per annum. Our payment obligations under this term loan also are personally guaranteed by Russell Haehn and Gregory Haehn. This loan is also secured by a first priority lien on all of our assets (including, without limitation, the Chicago Cycles assets). As of December 31, 2004, the outstanding amount of this term loan, including accrued interest thereon, was $1,197,920.

      On April 20, 2004, pursuant to a $500,000 aggregate principal amount promissory note bearing interest at the rate of fourteen (14%) percent per annum (the "Bridge Note"), we received, from a third party, an aggregate principal amount bridge loan (the "Bridge Loan"). All outstanding principal on the Bridge Note was due on October 15, 2004. To secure the repayment of principal and interest on the Bridge Note, each of Russell Haehn and Gregory Haehn (i) pledged to the lender 150,000 shares (300,000 shares in the aggregate) of common stock owned by each of them, and (ii) guaranteed all of our payment obligations to the lender. As partial consideration for the Bridge Loan, we issued to the lender a five-year warrant to purchase 100,000 shares of common stock, at an exercise price of $2.25 per share. We also granted the lender certain piggyback registration rights with respect to the shares of common stock underlying the warrant. We used the $500,000 Bridge Loan proceeds for working and operating capital. On October 15, 2004, we repaid $250,000 of the principal amount outstanding under the Bridge Loan. Pursuant to a letter agreement entered into with the lender on October 6, 2004, payment of the remaining $250,000 of principal and all accrued interest thereon was extended until January 15, 2005. We paid the lender $2,500 in consideration for the extension. We have not made any additional payments of principal or interest through the date of the filing of this annual report.

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

Finance, Insurance and Extended Service Revenues:

      The Company arranges financing for customers through various financial institutions and receives a commission from the lender equal to the difference between the interest rates charged to customers and the interest rates set by the financing institution. The Company also receives commissions from the sale of various third party insurance products to customers and extended service contracts. These commissions are recorded as revenue at the time the customer enters into the contract. The Company is not the obligor under any of these contracts. In the case of finance contracts, a customer may prepay or fail to pay their contract, thereby terminating the contract. Customers may also terminate extended service contracts, which are fully paid at purchase, and become eligible for refunds of unused premiums. In these circumstances, a portion of the commissions the Company receives may be charged back based on the relevant terms of the contracts. The revenue the Company records relating to commissions is net of an estimate of the ultimate amount of chargebacks the Company will be required to pay. Such estimates of chargeback experience are based on our historical chargeback expense arising from similar contracts. The Company also acts as the warrantor on certain extended service contracts and defers the revenue and recognized it over the life of the contract on a straight-line basis.

Results of Operations.

Revenues:

Revenues for the year ended December 31, 2004 were $79,950,855 representing an increase of $33,895,012 (74%) from the $46,055,843 reported for the year ended December 31, 2003. Our results were impacted significantly, in a positive manner, by the acquisition of Chicago Cycles on April 30, 2004, and the inclusion of the additional revenues generated by Chicago Cycles from that date through December 31, 2004. Additionally, our sales increase can also be attributed to our aggressive marketing and advertising campaigns.

Cost of Sales:

         Cost of sales for the year ended December 31, 2004 increased by $28,796,240 (70%) from 2003. This increase reflects the additional cost of units needed to realize the increase in sales, and is also significantly impacted by the inclusion of the costs of Chicago Cycles' sales from April 30, 2004.

Operating Expenses:

      Selling, general and administrative expenses for the year ended December 31, 2004 were $7,756,715, an increase of $3,783,347 (95%) over 2003. The aggregate increase in such costs were principally related to (i) additional selling, general and administrative expenses relating to Chicago Cycles, commencing April 30, 2004, and (ii) approximately $359,596 of legal, accounting and auditing fees, incurred during 2004, which was significantly more than comparable expenses during the same period in 2003, which additional fees were associated with the requirements of becoming a public entity and the ongoing compliance and maintenance requirements ("Public Company Expenses"). Interest expense increased approximately $325,560 to $626,587 in 2004 as compared to 2003. This increase is primarily due to (i) interest payable by the Company relating to the loans we acquired to pay for Chicago Cycles and the Bridge Loan, and (ii) an increase in interest bearing floor plan inventory, and most significantly the addition of the floor plan inventory of Chicago Cycles.

Operating Income:

      Income from operations for the year ended December 31, 2004 increased by $1,315,425 to $2,168,256, as compared to $852,831 in 2003. Income from operations in 2004 was also substantially affected by the addition of Chicago Cycles' operations on April 30, 2004. This generally is a result of an increase of sales.

Income before Taxes, Depreciation and Amortization:

      Income before provision for taxes, depreciation and amortization, for the year ended December 31, 2004 was $1,580,261, which is $1,021,759 greater than in 2003. The income tax increase of $622,200 in 2004, as compared to 2003, is a result of the Company's tax filing status that changed from an S-Corp in 2003 to a C-Corp effective on January 1, 2004. Depreciation and amortization was approximately $165,043 for 2004 as compared to $74,564 for 2003.

Net Income:

      Net income for the year ended December 31, 2004 was $958,061 as compared to $558,502 for the 2003. As discussed above, net income in 2004 was substantially affected by the addition of the Chicago Cycles operations.

Liquidity and Capital Resources.

      Our primary source of liquidity has been cash generated by operations and borrowings under various credit facilities. At December 31, 2004, we had $1,862,187 in cash and cash equivalents, compared to $587,917 at December 31, 2003. Until required for operations, our policy is to invest excess cash in bank deposits and money market funds. Net working capital at December 31, 2004 was $(399,303) compared to $590,032 at December 31, 2003. The Company's negative net working capital at December 31, 2004, was mostly attributable to its financing of the acquisition of Chicago Cycles acquisition through short-term debt, as well as an increase in floor plan financing, as a result of the additional inventory acquired in the Chicago Cycles acquisition.

      The Company receives floor plan financing from five different motorcycle manufacturers for whom the Company sells the manufacturers' products. The Company uses such floor plan financing to assist it in financing and carrying the Company's inventory necessary to achieve the Company's sales goals. Such manufacturer's collateral includes all unit inventory plus a general lien on all assets of Andrews Cycles and Chicago Cycles.

      The Company has acquired the loans described under the heading Loan Transactions above. Although the Company believes that its current borrowing facilities together with its cash generated from operations, will be adequate to meet its working capital requirements for its current operating levels, the Company may in the future attempt to raise additional financing through the sale of its debt and/or equity securities.

Seasonality

      Our two main products - motorcycles and all terrain vehicles ("ATVs") are subject to seasonality. Traditionally, the motorcycle season begins in late February or early March and runs until September. In September/October, the sale of ATVs increases while motorcycle sales decrease.

Impact of Inflation.

      General inflation in the economy has driven the operating expenses of many businesses higher, and, accordingly we have experienced increased salaries and higher prices for supplies, goods and services. We continuously seek methods of reducing costs and streamlining operations while maximizing efficiency through improved internal operating procedures and controls. While we are subject to inflation as described above, our management believes that inflation currently does not have a material effect on our operating results, but there can be no assurance that this will continue to be so in the future.

Critical Accounting Policy and Estimates.

      Our Management's Discussion and Analysis or Plan of Operation section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, as promulgated by the PCAOB. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections of this discussion and analysis and in the notes to the consolidated financial statements included in this annual report.

Off-balance Sheet Arrangements.

      We currently have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The following financial statements are contained at the end of this annual report:

-     Report of Independent Registered Public Accounting Firm;

-     Consolidated Balance Sheets - December 31, 2004 and 2003;

-     Consolidated Statements of Income - Years ended December 31, 2004 and
      2003;

- Consolidated Statements of Stockholders' Equity - Years ended December 31, 2004 and 2003;

- Consolidated Statements of Cash Flow - Years ended December 31, 2004 and 2003; and

-     Notes to Consolidated Financial Statements.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Information concerning changes in our accountants, during the year ended December 31, 2004, was previously reported by us.

ITEM 8A. CONTROLS AND PROCEDURES

      The term "disclosure controls and procedures" is defined in Rules 13a-15d-15e and 15d-15e of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report. They have concluded that, as of that date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

      Set forth below are the names, ages, and positions of each of our executive officers and directors, together with such person's business experience during the past five years. Their business experience is based on information provided by each of them to us. Directors are to be elected annually at our annual meeting of shareholders and served in that capacity until the earlier of their resignation, removal or the election and qualification of their successor. Executive officers are elected annually by our Board of Directors to hold office until the earlier of their death, resignation, or removal.

NAME                AGE              POSITIONS HELD AND TENURE
----                ---              -------------------------

Russell A. Haehn    58               Chairman, Chief Executive Officer and
                                     Director since January 2004

Gregory A. Haehn    59               President, Chief Operating Officer and
                                     Director since January 2004

Biographical Information.

Officers and Directors:

      Russell A. Haehn has been the Chairman, Chief Executive Officer and Secretary of the Company since the acquisition of W.W. Cycles, in January 2004, and holds the same positions with W.W. Cycles since such time. Prior to such acquisition, Mr. Haehn had been the Vice President and a director of W.W. Cycles since its inception in 1984. From 1990 to 2000, Mr. Haehn also was the founder, President, a director and the sole shareholder of Andrew Cycles Incorporated, which was an importer and exporter of motorcycles.

      Gregory A. Haehn has been the President, Chief Operating Officer, Treasurer and a director of the Company since the acquisition of W.W. Cycles, in January 2004, and holds the same positions with W.W. Cycles since such time. Mr. Haehn, since its inception in 1998, also has been the President, director and sole shareholder of Yukon International Inc., a manufacturer, distributor and retailer of fitness equipment. From May 2000 to December 2000, Mr. Haehn was President of Interactive Marketing Technologies, Inc., a publicly-traded company in the direct marketing business. From 1988 to 1997, Mr. Haehn was the founder, President and sole shareholder of Midwest Motorsports Inc., a power sports dealership in Akron, Ohio which sold motorcycles. Additionally, from 1976 to 1997, Mr. Haehn was the President of Worldwide Auto Parts Inc., a leading regional auto parts supply business in Northeastern Ohio.

      Russell Haehn and Gregory Haehn are brothers.

      There are no arrangements between any director or director nominee of the Company and any other person pursuant to which he was, or will be, selected as a director.

Significant Employees:

      Phillip A. Andrews has been the general manager of our W.W. Cycles subsidiary since 1984.

      Jerry Fokas has been the general manager of our Chicago Cycles subsidiary since May 2004. Commencing in 2001 and until our acquisition of the Chicago Cycles assets in April 2004, Mr. Fokas was a principal, founder and general manager of King's Motorsports. From 1999 to 2000 Mr. Fokas was the general manager of Schaumburg Honda Suzuki. From 1990 through 1998 Mr. Fokas served as general manager and principal of Northern Illinois Honda (which was later renamed Banzai Motorsports).

Audit Committee and Code of Ethics.

      The Company has not formally appointed an audit committee, and the entire Board of Directors (two persons) currently serves the function of an audit committee. The Company has not made a determination as to whether any of its directors would qualify as an audit committee financial expert. The Company has not yet adopted a code of ethics applicable to its chief executive officer and chief accounting officer, or persons performing those functions, because of the small number of persons involved in management of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance.

      Section 16 of the Securities Exchange Act of 1934, as amended, requires our officers (as defined under Section 16), directors and persons who beneficially own greater than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Commission. Based solely on a review of the forms filed with the SEC and that we have received, we believe that, during the year ended December 31, 2004 all Section 16 filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with by such persons.

ITEM 10. EXECUTIVE COMPENSATION

      The following table sets forth the annual and long-term compensation paid for the fiscal years ended December 31, 2004, 2003 and 2002 to our Chairman and Chief Executive Officer; and President and Chief Operating Officer (collectively, the "Named Executive Officers"). No other officer received compensation in excess of $100,000 in any of those years.

                 Remainder of the Page Intentionally Left Blank
                           Summary Compensation Table

                              Annual Compensation

                                                                                                  Long-Term
                                                                                                 Compensation
                                                                                                    Awards
                                                                                                  Securities
                                               Fiscal                                             Underlying           All Other
Name and Positions                              Year            Salary           Bonus           Options (#)          Compensation

Russell A. Haehn, Chairman and Chief           2002(1)         $100,000           -0-                -0-               $41,000(2)
Executive Officer
                                               2003(1)          $80,000           -0-                -0-               $70,000(2)

                                               2004(1)          $85,500           -0-             1,000,000           $137,000(2)

Gregory A. Haehn, President and Chief          2004(3)          $26,000           -0-              500,000             $12,000(4)
Operating Officer
----------------------

(1) Russell Haehn was employed by W.W. Cycles, the wholly-owned subsidiary of the Company that was acquired in January 2004. Compensation paid to him for fiscal years 2002, 2003 and until January 15, 2004, reflect amounts paid by W.W. Cycles to him.

(2) Other compensation payable to Russell Haehn includes amounts payable to Mr. Haehn directly from manufacturers of certain of the products we sell, as an incentive to sell these products. The total amounts paid to Mr. Haehn during the years set forth in the above table were $29,000 in 2002, $58,000 in 2003 and $125,000 in 2004. Mr. Haehn also received an automobile allowance of $12,000 per year in each of those years.

(3)   Gregory Haehn became an employee of the Company in January 2004.

(4) Other compensation payable to Gregory Haehn reflects an automobile allowance of $12,000 in 2004.


                      Option/SAR Grants in Last Fiscal Year
                               (Individual Grants)

                                                               Percent of
                                             Number of           total
                                            Securities        options/SARs
                                            Underlying         granted to      Exercise or
                                           Options/SARs      employees in      base price
Name and Position                           granted (#)       fiscal year         ($/Sh)        Expiration Date
-----------------
Russell A. Haehn, Chairman and Chief       1,000,000(1)           67%             $1.25         August 15, 2009
Executive Officer

Gregory A. Haehn, President and Chief       500,000(1)            33%             $1.25         August 15, 2009
Operating Officer

-----------------------------

(1) Reflects options granted to the two Named Executive Officers in August 2004 to purchase shares of our common stock.

Employment Agreements.

      We do not have a written employment agreement with either of our Named Executive Officers.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      As of April 13, 2005, we had a total of 10,425,000 shares of common stock issued and outstanding.

      The following table sets forth information, as of April 13, 2005, with respect to the beneficial ownership of our common stock by: (i) all directors;
(ii) the Named Executive Officers; (iii) all current executive officers and directors as a group; and (iv) each shareholder known by us to be the beneficial owner of more than 5% of our common stock.

                                       Number of Shares      Approximate Percent
                                      Owned Beneficially          of Class
                     Name                      (1)              Owned (1)(2)
                     ----                      ---              ------------
Russell A. Haehn (3)(5)                     5,785,000              50.63%
Gregory A. Haehn (4)(5)                     3,305,000              30.25%

All Executive Officers and
Directors, as a  Group (two persons)        9,090,000              76.23%

------------------------

(1) Beneficial ownership information is based on information provided to the Company. Except as indicated, and subject to community property laws when applicable, the persons named in the table above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them. Except as otherwise indicated, the address of such persons is the Company's offices at 13134 State Route 62, Salem, Ohio 44460.

(2) The percentages shown are calculated based upon 10,425,000 shares of Common Stock outstanding on April 13, 2005. The numbers and percentages shown include the shares of common stock actually owned as of April 13, 2005 and the shares of common stock that the person or group had the right to acquire within 60 days of April 13, 2005. In calculating the percentage of ownership, all shares of common stock that the identified person or group had the right to acquire within 60 days of April 13, 2005 upon the exercise of options and warrants are deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by such person or group, but are not deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by any other person.

(3) Includes a five-year non-qualified stock option, granted to Mr. Russell Haehn on August 16, 2004, to purchase up to 1,000,000 shares of Common Stock at an exercise price of $1.25 per share.

(4) Includes a five-year non-qualified stock option, granted to Mr. Gregory Haehn on August 16, 2004, to purchase up to 500,000 shares of Common Stock at an exercise price of $1.25 per share.

(5)   Russell Haehn and Gregory Haehn are brothers.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      We lease our 30,000 square foot facility in Salem, Ohio from an affiliated entity controlled by Russell A. Haehn, our Chairman, Chief Executive Officer and a controlling shareholder. We lease this facility under a 10-year lease at a rental rate of $15,000 per month. The current term expires on October 31, 2009, but may be extended on the same terms for an additional period of two years until October 31, 2011. We believe that the terms of this arrangement are no less favorable to us than those that would be available for a similar facility leased from a third party in a bona fide arms length transaction.

      We have provided loans to Gregory A. Haehn and to Andrews North, Inc., a company of which Russell A. Haehn is the sole shareholder, the aggregate outstanding principal amount of which was $254,029 as of December 31, 2004. There are no stipulated repayment terms on these loans. The loans bear interest at a rate of 6% per year. All principal and interest due to the Company under these loans is expected to be repaid on or prior to December 31, 2005, although no assurance can be made thereof.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Number and Document Description

2.1 Stock Purchase and Reorganization Agreement dated as of December 30, 2003, by and among American Busing Corporation, Edmond Forister, W.W. Cycles, Inc., Gregory A. Haehn, Russell A. Haehn and Philip A. Andrews (incorporated by reference, filed with the Registrant's Form 8-K on January 23, 2004).

2.2 Repurchase Agreement dated as of December 30, 2003, by and between American Busing Corporation and Edmond Forister (incorporated by reference, filed with the Registrant's Form 8-K on January 23, 2004).

2.3 Stock Purchase Agreement dated as of December 30, 2003, by and among Russell A. Haehn, Gregory A. Haehn and IFG Investments Services Inc. (incorporated by reference, filed with the Registrant's Form 8-K on January 23, 2004).

2.4 Share Purchase Agreement dated as of December 30, 2003, by and between Kim Dmuchowski and American Busing Corporation (incorporated by reference, filed with the Registrant's Form 8-K on January 23, 2004).

2.5 Asset Purchase Agreement dated April 2004, by an among Giant Motorsports, Inc., King's Motorsports, Inc. d/b/a Chicago Cycle Center, Jason Haubner and Jerry Fokas (incorporated by reference, filed with the Registrant's Form 8-K on May 11, 2004).

3.1 Restated Articles of Incorporation of Giant Motorsports, Inc. (incorporated by reference, filed with the Registrant's Definitive
      Schedule 14C on March 15, 2004).

3.2   By-Laws of Giant Motorsports, Inc.(1)

4.1 Warrant (incorporated by reference, filed with the Registrant's Form 8-K on January 23, 2004).

4.2 Bridge Warrant (incorporated by reference, filed with the Registrant's Form 8-K on April 21, 2004).

4.3 Secured Promissory Note dated April 2004 (King's Motorsports) (incorporated by reference, filed with the Registrant's Form 8-K on May 11, 2004).

4.4 Stock Option Agreement - Russell A. Haehn - August 16, 2004 (incorporated by reference, filed with the Registrant's Form 8-K on August 18, 2004).

4.5 Stock Option Agreement - Gregory A. Haehn - August 16, 2004 (incorporated by reference, filed with the Registrant's Form 8-K on August 18, 2004).

10.1 Commercial Security Agreement between Giant Motorsports, Inc., Chicago Cycle, Inc. and King's Motorsports, Inc. d/b/a Chicago Cycle Center dated April 2004 (incorporated by reference, filed with the Registrant's Form 8-K on May 11, 2004).

10.2 Management Agreement between King's Motorsports, Inc. d/b/a Chicago Cycle Center and Giant Motorsports, Inc. dated April 2004 (incorporated by reference, filed with the Registrant's Form 8-K on May 11, 2004).

21.1  Subsidiaries of the Registrant (1).

31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-4(a))(1).

31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a))(1).

32.1 Certificate of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b))(1).

32.2 Certificate of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b))(1).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

      We paid our principal accountant, Bagell, Josephs & Company, L.L.C. ("Bagell"), audit fees of $50,000 for the audit of our financial statements for the fiscal year ended December 31, 2004 and audit fees of $17,000 for the audit of our financial statements for the fiscal year ended December 31, 2003.

      We paid our principal accountant, BDO Seidman, LLP ("BDO"), audit fees of $63,800 for the audit of our financial statements for the fiscal year ended December 31, 2003, which audit was completed by Bagell for use in this annual report.

      We paid our principal accountant, Miller and McCollom ("M&M"), audit fees of $6,175 for the audit of our financial statements for the fiscal year ended August 31, 2003.

Audit-Related Fees.

      We paid Bagell audit-related fees of $22,000 in 2004 for quarterly statement review, bookkeeping and other accounting services.

      We paid M&M audit-related fees of $3,125 for the fiscal years ended August 31, 2003 for services that were reasonably related to the performance of the audit or review of our financial statements for that year and not reported elsewhere.

Tax Fees.

      We did not pay tax fees to Bagell or BDO in 2004. We paid M&M tax fees of $375 for the fiscal year ended August 31, 2003.

All Other Fees.

      We paid $25,000 to Bagell, in 2004, for audit services relating to the audit of the financial statements of King's Motorsports, Inc. d/b/a Chicago Cycle Center, in connection with our acquisition of the assets of Chicago Cycles.

      We also paid $25,000 to BDO, in 2004, for audit services relating to the audit of the financial statements of W.W. Cycles, Inc., in connection with our acquisition of W.W. Cycles.

      No other fees were paid by us to M&M other than the fees set forth above.




                   Remainder of Page Intentionally Left Blank

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  GIANT MOTORSPORTS, INC..

                                  By: /s/ Russell A. Haehn
                                      ------------------------------------------
                                      Russell A. Haehn
                                      Chairman and Chief Executive Officer

                                      April 14 , 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-KSB has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     April 14, 2005               /s/ Russell A. Haehn
                                  ----------------------------------------------
                                  Russell A. Haehn
                                  Chief Executive Officer and Director
                                  (principal executive officer)


     April 14, 2005               /s/ Russell A. Haehn
                                  ----------------------------------------------
                                  Gregory A. Haehn
                                  President and Chief Operating Officer
                                  (principal financial and accounting officer)

                              FINANCIAL STATEMENTS

                             GIANT MOTORSPORTS, INC.

                     Years ended December 31, 2004 and 2003



                              - - - o o 0 o o - - -

                                 C O N T E N T S

                                                                       P A G E
   CONSOLIDATED FINANCIAL STATEMENTS:

       REPORT OF INDEPENDENT REGISTERED PUBLIC
          ACCOUNTING FIRM..............................................   F-1
       BALANCE SHEETS..................................................   F-2-3
       STATEMENTS OF INCOME............................................   F-4
       STATEMENTS OF STOCKHOLDERS' EQUITY..............................   F-5
       STATEMENTS OF CASH FLOW.........................................   F-6
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS......................   F-7-19


                              - - - o o 0 o o - - -

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Giant Motorsports, Inc.
Salem, Ohio

We have audited the accompanying consolidated balance sheets of Giant Motorsports, Inc., as of December 31, 2004 and 2003 and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Giant Motorsports, Inc., as of December 31, 2004 and 2003 and the results of its consolidated operations, changes in stockholders' equity, and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Bagell Josephs & Company, LLC

Bagell Josephs & Company, LLC
Bagell Josephs & Company, LLC
Gibbsboro, New Jersey


March 28, 2005

                            GIANT MOTORSPORTS, INC.

                          CONSOLIDATED BALANCE SHEETS

                          December 31, 2004 and 2003


                                                       2004             2003
                                                    -----------      -----------

                                    ASSETS

CURRENT ASSETS
     Cash and cash equivalents                      $ 1,862,187      $   587,917
     Accounts receivable, net                         2,465,369        1,285,106
     Accounts receivable, affiliates                     65,823          315,343
     Inventories                                     16,538,087       10,986,080
     Deferred federal income taxes                        8,500               --
     Note receivable, officer                           254,029          679,405
     Prepaid expenses                                    61,875            8,000
                                                    -----------      -----------
                 TOTAL CURRENT ASSETS                21,255,870       13,861,851
                                                    -----------      -----------

PROPERTY AND EQUIPMENT, NET                           1,105,667          425,177
                                                    -----------      -----------

OTHER ASSETS
     Goodwill                                         1,588,950               --
     Deposits                                            67,240           16,000
                                                    -----------      -----------
                  TOTAL OTHER ASSETS                  1,656,190           16,000
                                                    -----------      -----------
                                                    $24,017,727      $14,303,028
                                                    ===========      ===========


                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                            GIANT MOTORSPORTS, INC.

                          December 31, 2004 and 2003

                                                              2004          2003
                                                           -----------   -----------

           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Notes payable                                           1,425,000       450,000
     Notes payable, floor plans                             17,788,706    11,575,660
     Accounts payable, trade                                 1,226,986       675,042
     Accrued expenses                                          172,281       178,412
     Accrued income taxes                                      393,300            --
     Deferred service contract income                           90,000        80,000
     Customer deposits                                         344,140       215,632
     Current portion of long-term debt                         214,760        97,073
                                                           -----------   -----------
                    TOTAL CURRENT LIABILITIES               21,655,173    13,271,819



DEFERRED FEDERAL INCOME TAXES                                   37,400            --


LONG-TERM DEBT, NET                                            996,267            --
                                                           -----------   -----------
                    TOTAL LIABILITIES                       22,688,840    13,271,819
                                                           -----------   -----------


COMMITMENTS - NOTE I

STOCKHOLDERS' EQUITY
     Common stock, $.001 par value at December 31, 2004;
        Authorized 75,000,000 shares at December 31, 2004;
        Issued and outstanding 10,425,000 shares at
        December 31, 2004 and 8,000,000 shares
        at December 31, 2003                                    10,425         8,000
     Paid-in capital                                           360,401     1,023,209
     Retained earnings                                         958,061            --
                                                           -----------   -----------
                    TOTAL STOCKHOLDERS' EQUITY               1,328,887     1,031,209
                                                           -----------   -----------
                                                           $24,017,727   $14,303,028
                                                           ===========   ===========

         The accompanying notes are an integral part of the consolidated financial statements.


                             GIANT MOTORSPORTS, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                 For the years ended December 31, 2004 and 2003

                                                                2004            2003
                                                            ------------    ------------
OPERATING INCOME
     Sales                                                  $ 77,615,237    $ 45,217,270
     Finance, insurance and extended service revenues          2,335,618         838,573
                                                            ------------    ------------
           TOTAL OPERATING INCOME                             79,950,855      46,055,843

COST OF MERCHANDISE SOLD                                      70,025,884      41,229,644
                                                            ------------    ------------
           GROSS PROFIT                                        9,924,971       4,826,199
                                                            ------------    ------------

OPERATING EXPENSES
     Selling expenses                                          5,003,299       2,513,276
     General and administrative expenses                       2,753,416       1,460,092
                                                            ------------    ------------
                                                               7,756,715       3,973,368
                                                            ------------    ------------
           INCOME FROM OPERATIONS                              2,168,256         852,831
                                                            ------------    ------------

OTHER INCOME AND (EXPENSES)
     Other income, net                                            38,592           6,608
     Interest expense, net                                      (626,587)       (300,937)
                                                            ------------    ------------
                                                                (587,995)       (294,329)
                                                            ------------    ------------
           INCOME BEFORE INCOME TAXES                          1,580,261         558,502

INCOME TAXES                                                    (622,200)             --
                                                            ------------    ------------
           NET INCOME ATTRIBUTABLE TO
            COMMON STOCKHOLDERS'                            $    958,061    $    558,502
                                                            ============    ============

           BASIC EARNINGS PER SHARE                         $       0.09    $       0.07
                                                            ============    ============

           DILUTED EARNINGS PER SHARE                       $       0.08    $       0.07
                                                            ============    ============

                      WEIGHTED AVERAGE SHARES OUTSTANDING

                        BASIC                                 10,425,000       8,000,000
                                                            ============    ============
                        DILUTED                               12,001,503       8,000,000
                                                            ============    ============

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                             GIANT MOTORSPORTS, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                 For the years ended December 31, 2004 and 2003

                                                         Common Stock
                                                   -------------------------     Paid-In         Retained
                                                     Shares          Amount      Capital         Earnings       Total
                                                   -----------   -----------    -----------    -----------    -----------
Balance, January 1, 2002                                   100   $    45,000             --    $   618,697    $   663,697

Net income                                                  --            --             --      1,014,408      1,014,408
                                                   -----------   -----------    -----------    -----------    -----------
                                                           100        45,000             --      1,633,105      1,678,105

Distributions                                               --            --             --       (416,955)      (416,955)
                                                   -----------   -----------    -----------    -----------    -----------
Balance, December 31, 2002                                 100        45,000             --      1,261,150      1,216,150

Net income                                                  --            --             --        558,502        558,502
                                                   -----------   -----------    -----------    -----------    -----------
                                                           100        45,000             --      1,774,652      1,819,652

Distributions                                               --            --             --       (788,443)      (788,443)
                                                   -----------   -----------    -----------    -----------    -----------
                                                           100        45,000             --        986,209      1,031,209

Recapitalization, reverse merger                     7,999,900       (37,000)     1,023,209       (986,209)            --
                                                   -----------   -----------    -----------    -----------    -----------

Balance, December 31, 2003                           8,000,000   $     8,000    $ 1,023,209    $        --    $ 1,031,209

Distributions                                               --            --       (654,133)            --    $  (654,133)

Shares issued to stockholders of American
Busing, Inc. in recapitalization, reverse merger     2,425,000         2,425        (23,675)            --        (21,250)

Stock warrants issued as compensation                       --            --         15,000             --         15,000

Net income                                                  --            --             --        958,061        958,061
                                                   -----------   -----------    -----------    -----------    -----------
Balance, December 31, 2004                          10,425,000   $    10,425    $   360,401    $   958,061    $ 1,328,887
                                                   ===========   ===========    ===========    ===========    ===========

                 The accompanying notes are an integral part of
                     the consolidated financial statements

                          GIANT MOTORSPORTS, INC.

                    CONSOLIDATED STATEMENTS OF CASH FLOW

               For the years ended December 31, 2004 and 2003

                                                                       2004          2003
                                                                   -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                     $   958,061    $   558,502
    Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation                                                       165,043         74,564
    Deferred federal income taxes                                       28,900             --
    Provision for doubtful accounts                                         --          6,295
    Loss on sale of property and equipment                                  --          1,609
    (Increase) in accounts receivable, net                          (1,180,263)      (374,187)
    (Increase) in inventories                                       (5,552,007)    (3,666,594)
    Increase in floor plan liability                                 6,213,046      3,913,483
    (Increase) decrease in prepaid expenses                            (53,875)        23,712
    Increase in customer deposits                                      128,508        153,881
    Increase in accrued warranty                                        10,000             --
    Increase (decrease) in accounts payable trade                      551,944         (7,084)
    Increase in accrued income taxes                                   393,300             --
    Increase (decrease) in accrued expenses                             (6,131)        29,035
                                                                   -----------    -----------
        NET CASH PROVIDED BY OPERATING ACTIVITIES                    1,656,526        713,216
                                                                   -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment                                (741,519)       (89,420)
    Proceeds from sale of property and equipment                            --         50,240
    Decrease (increase) in accounts receivable affiliates              249,520        (95,343)
    (Increase) decrease in notes receivable from officers              425,376       (163,734)
    Increase in deposits                                               (51,240)            --
                                                                   -----------    -----------
       NET CASH (USED IN) INVESTING ACTIVITIES                        (117,863)      (298,257)
                                                                   -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Short-term borrowings on note                                      750,000        300,000
    Long-term borrowings on note                                     1,250,000             --
    Payments on short-term debt                                     (1,450,000)            --
    Payments on long-term debt                                        (154,010)      (118,971)
    Distributions                                                     (654,133)      (788,443)
    Issue 1,000,000 stock warrants                                      15,000             --
    Repurchase 8,000,000 shares of common stock                        (21,250)            --
                                                                   -----------    -----------
           NET CASH (USED IN) FINANCING ACTIVITIES                    (264,393)      (607,414)
                                                                   -----------    -----------
           NET INCREASE (DECREASE) IN CASH EQUIVALENTS               1,274,270       (192,455)

    CASH AND CASH EQUIVALENTS, beginning of Year                       587,917        780,372
                                                                   -----------    -----------
    CASH AND CASH EQUIVALENTS, end of Year                         $ 1,862,187    $   587,917
                                                                   ===========    ===========

OTHER SUPPLEMENTARY CASH FLOW INFORMATION
    Short-term borrowings incurred for the acquisition of assets   $ 1,675,000    $        --
                                                                   ===========    ===========

    Interest paid during the year                                  $   642,859    $   261,657
                                                                   ===========    ===========

    Income taxes paid                                              $   200,000    $        --
                                                                   ===========    ===========

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             GIANT MOTORSPORTS, INC.

                           December 31, 2004 and 2003


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization:
Giant Motorsports, Inc., (the Company) through its wholly-owned subsidiaries, W.W. Cycles, Inc. doing business as Andrews Cycles and Chicago Cycles, Inc. doing business as Chicago Cycle Center, operates two retail dealerships of motorcycles, all terrain vehicles, scooters and personal watercraft in northeastern Ohio and northern Illinois. On December 30, 2003, the stockholders of W.W. Cycles, Inc. entered into a Stock Purchase and Reorganization Agreement in which effective January 16, 2004 W.W. Cycles, Inc. was issued an aggregate of 8,000,000 restricted shares of common stock, $.001 par value, of American Busing Corporation in exchange for all of the outstanding shares of the common stock of the Company, resulting in W.W. Cycles, Inc. becoming a wholly-owned subsidiary of American Busing Corporation, an inactive public company. The acquisition was accounted for as a reverse merger whereby, for accounting purposes, WW Cycles, Inc. is considered the accounting acquirer and the historical financial statements of WW Cycles, Inc. became the historical financial statements of Giant Motorsports, Inc. Effective April 5, 2004 American Busing Corporation changed its name to Giant Motorsports, Inc. On April 30, 2004, Giant
Motorsports, Inc. acquired substantially all of the assets and certain liabilities of Chicago Cycle Center pursuant to an Asset Purchase Agreement and entered into a Non-competition Agreement with one of the former owners and entered into an Employment Agreement with the other former owner.

Principles of Consolidation:
The consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

                             GIANT MOTORSPORTS, INC.

                           December 31, 2004 and 2003

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Allowance for Doubtful Accounts:
Accounts are written off when management determines that an account is uncollectible. Recoveries of accounts previously written off are recorded when received. An estimated allowance for doubtful accounts is determined to reduce the Company's receivables to their carrying value, which approximates fair value. The allowance is estimated based on historical collection experience, specific review of individual customer accounts, and current economic and business conditions. Historically, the Company has not incurred any significant credit related losses. Management has determined that an allowance of $25,000 is necessary at December 31, 2004 and December 31, 2003.

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

Finance, Insurance and Extended Service Revenues:
The Company arranges financing for customers through various financial institutions and receives a commission from the lender equal to the difference between the interest rates charged to customers and the interest rates set by the financing institution. The Company also receives commissions from the sale of various third party insurance products to customers and extended service contracts. These commissions are recorded as revenue at the time the customer enters into the contract. The Company is not the obligor under any of these contracts. In the case of finance contracts, a customer may prepay or fail to pay their contract, thereby terminating the contract. Customers may also terminate extended service contracts, which are fully paid at purchase, and become eligible for refunds of unused premiums. In these circumstances, a portion of the commissions the Company receives may be charged back based on the relevant terms of the contracts. The revenue the Company records relating to commissions is net of an estimate of the ultimate amount of chargebacks the Company will be required to pay. Such estimates of chargeback experience are based on our historical chargeback expense arising from similar contracts. The Company also acts as the warrantor on certain extended service contracts and defers the revenue and recognized it over the life of the contract on a straight-line basis.

                             GIANT MOTORSPORTS, INC.

                           December 31, 2004 and 2003

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The Company's policy is to review the amount of credit exposure to any one financial institution and place investments with financial institutions evaluated as being creditworthy. In the ordinary course of business, the Company has bank deposits and overnight repurchase agreements that may exceed federally insured limits. As of December 31, 2004 and 2003 the Company had $1,919,786 and $941,754 in excess of the $100,000 insured limit.

Concentration of credit risk, with respect to accounts receivable-customers, is limited through the Company's credit evaluation process. The Company reviews the credit history before extending credit. Generally, the Company does not require collateral from its customers

Property and Equipment:
Property and equipment are stated at cost. Maintenance and repairs that do not add materially to the value of the asset nor appreciably prolong its useful life are charged to expense as incurred. Gains or losses on the disposal of property and equipment are included in the determination of income.

Depreciation of property and equipment and amortization of leasehold improvements are provided using the straight-line method over the following estimated useful lives:

                  Fixtures, and equipment...................... 3-7    years
                  Vehicles ....................................   5    years
                  Leasehold Improvements.......................  15    years

                             GIANT MOTORSPORTS, INC.

                           December 31, 2004 and 2003

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Impairment of Long-Lived Assets:
Long-lived assets are reviewed for impairment whenever events such as product discontinuances, product dispositions or other changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds the sum of non-discounted cash flows expected to result from the asset's use and eventual disposition. An impairment loss is measured as the amount by which the carrying amount exceeds its fair value, which is typically calculated using discounted expected future cash flows. The discount rate to these cash flows is based on the Company's weighted average cost of capital, which represents the blended after-tax costs of debt and equity. There were no indications of impairments at December 31, 2004

Income Taxes:
Income taxes are calculated using the liability method specified by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

At December 31, 2004, income taxes are provided for amounts currently due and deferred amounts arising from temporary differences between income for financial reporting and income tax purposes.

Advertising Costs:
Advertising costs are expensed when incurred. Charges to operations amounted to $1,265,407 and $752,371 for the years ending December 31, 2004 and 2003 respectively.

Earnings Per Share of Common Stock:
Historical net income per share is computed using the weighted average number of shares of common shares outstanding. Diluted earnings per share (EPS) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive for the periods presented.

                             GIANT MOTORSPORTS, INC.

                           December 31, 2004 and 2003


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings Per Share of Common Stock (Continued):
The following is a reconciliation of the computation for basic and diluted EPS:

                                                              Year Ended
                                                        December       December
                                                          2004           2003
                                                       -----------   -----------

Net  income                                            $   958,061   $   558,502
                                                       ===========   ===========

Weighted-average common shares outstanding (Basic)      10,425,000     8,000,000

Weighted-average common stock equivalents:
              Warrants                                   1,010,929             0
              Options                                      565,574             0
                                                       -----------   -----------

Weighted-average common shares outstanding (Diluted)    12,001,503     8,000,000
                                                       ===========   ===========

The Company uses the intrinsic value method to account for warrants granted to executive officer, directors, key employees and advisors for the purchase of common stock. No compensation expense is recognized on the grant date, since at that date, the warrant price equals or is higher than the market price of the underlying common stock. The Company discloses the pro forma effect of accounting for stock warrants under the fair value method. The Company uses the fair value method to account for warrants granted to advisors for the purchase of common stock.

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

Recent Accounting Pronouncements:
In June 2001, the FASB issued Statement No. 142 "Goodwill and Other Intangible Assets". This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.

                             GIANT MOTORSPORTS, INC.

                           December 31, 2004 and 2003

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued):
On October 3, 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supersede SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and portions of Accounting Principles Board Opinion 30, "Reporting the Results of Operations." This Standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value or carrying amount.

This Standard also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. The adoption of SFAS No. 144 did not have an impact on the Company's results of operations or financial position.

Reclassifications:
Certain amounts from 2003 have been reclassified to conform to the 2004 presentation.


NOTE B - ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consisted of the following:

                                     2004         2003
                                  ----------   ----------
A/R-Customers and dealers         $1,444,620   $  651,932
A/R-Manufacturers                    720,635      328,790
A/R-Employees                         10,000        4,902
Contracts in transit                 315,114      324,482
                                  ----------   ----------
                                   2,490,369    1,310,106
Allowance for doubtful accounts       25,000       25,000
                                  ----------   ----------
                                  $2,465,369   $1,285,106
                                  ==========   ==========

                             GIANT MOTORSPORTS, INC.

                           December 31, 2004 and 2003

NOTE C - INVENTORIES

Inventories consisted of the following:

                                      2004           2003
                                  -----------     -----------
Parts and accessories             $   997,414     $   736,308
Vehicles                           15,540,673      10,249,772
                                  -----------     -----------
           TOTALS                 $16,538,087     $10,986,080
                                  ===========     ===========

NOTE D - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                                          2004           2003
                                      -----------    -----------
Fixtures and equipment                $   927,017    $   178,737
Vehicles                                  286,522        234,558
Leasehold improvements                    309,617        264,328
                                      -----------    -----------
                                        1,523,156        677,623
Less accumulated depreciation            (417,489)      (252,446)
                                      -----------    -----------
         NET PROPERTY AND EQUIPMENT   $ 1,105,667    $   425,177
                                      ===========    ===========

Depreciation expense charged to operations amounted to $165,043 in 2004 and $74,564 in 2003.

NOTE E - NOTE RECEIVABLE OFFICER

Note receivable officer consisted of advances to an officer and advances to companies that the officer owns bearing interest at 6% with no stipulated repayment terms. Interest income on these notes amounted to $42,567 in 2004 and $13,364 in 2003. The notes are expected to be repaid within a year.

                             GIANT MOTORSPORTS, INC.

                           December 31, 2004 and 2003

NOTE F - NOTES PAYABLE

The following is a summary of the Company's line of credit agreements:

                                                                                     2004               2003
                                                                                --------------    ---------------
           A  $250,000 line of credit with one of its suppliers bearing interest at 7.5%. The loan is collateralized by substantially all of the
              Company's assets. The outstanding principal balance is payable in full by December 2004. The balance has been paid as of December
              31, 2004 The Company can re-borrow on
              the line one month subsequent to payoff.                          $           0     $      150,000
           A $300,000 revolving line of credit at a bank bearing
               interest at a variable rate of prime plus one percent
              (5% at December 31, 2003).  The loan is collateralized by
              substantially all the Company's assets and the building
              owned personally by an officer.                                               0            300,000
           A $250,000 revolving line of credit at a bank bearing
              interest at a variable rate of prime plus one percent
              (6.25% at December 31, 2004).  The loan is collateralized
              by substantially all the Company's assets and
              shareholder guarantee.                                                  250,000                  0
           A $250,000 revolving line of credit at a bank bearing
              interest at a variable rate of prime plus one percent
              (6.25% at December 31, 2004).  The loan is collateralized
              by substantially all the Company's assets and the
              building owned personally by an officer.                                250,000                  0
           Note payable to Kings Motorsports, Inc. bearing
              interest at 6%, payable in full on April 30, 2005
              plus accrued interest collateralized by assets.                         925,000                  0
                                                                                -------------     --------------
                                                                                $   1,425,000     $      450,000
                                                                                =============     ==============


                             GIANT MOTORSPORTS, INC.

                           December 31, 2004 and 2003

NOTE G - NOTES PAYABLE - FLOOR PLANS

The Company has floor plan financing agreements for the purchase of its new and used vehicle inventory. The floor plans are collateralized by substantially all corporate assets. The following is a summary of floor plan financing agreements:

                                                                                     2004               2003
                                                                                --------------    ---------------
           Kawasaki Motors Finance Company floor plan agreement provides for borrowings up to $1,900,000. Interest is payable monthly and fluctuates with prime and varies based on the type of unit financed and the length of time the unit remains on the floor plan
              (ranging from 8.25% to 9.75% at December 31, 2004 and 2003).
              Principal payments are due upon the sale of the specific
              units financed.                                                   $   1,208,808     $      720,246
           American Honda Finance floor plan agreement provides for borrowings up to $2,000,000. Manufacturers at their discretion may increase the borrowings. Interest is payable monthly and fluctuates with prime and varies based on the type of unit financed and the length of time the unit remains on the floor plan (ranging from 5.65% to
              7.15% at December 31, 2004 and 2003). Principal payments are
              due upon the sale of the specific units financed.                     1,615,811          3,706,011
           Deutsche Financial Service floor plan agreement for
              Yamaha units provides for borrowings up to $2,500,000. Interest is payable monthly and fluctuates with prime and varies based on the type of unit financed and the length of time the unit remains on the floor plan (ranging from 3.3% to 5.83% at December 31, 2003).
              Principal payments are due upon the sale of the
              specific units financed.                                                      0          1,247,034
           Deutsche Financial Service floor plan agreement for
              Suzuki units provides for borrowings up to $1,000,000.
              Manufacturers at their discretion may increase the borrowings.
              Interest is payable monthly and fluctuates with prime and varies based on the type of unit financed and the length of time the unit remains on the floor plan (ranging from 3% to 4.583% at December
              31, 2003). Principal payments are due upon the sale of the
              specific units financed.                                                      0          4,508,402
                                                                             ----------------    ---------------
                                                            CARRIED FORWARD  $      2,824,619        $10,181,693


                             GIANT MOTORSPORTS, INC.

                           December 31, 2004 and 2003


NOTE G - NOTES PAYABLE - FLOOR PLANS (CONTINUED)

                                                                                     2004               2003
                                                                                --------------     --------------
                                                            BROUGHT FORWARD  $      2,824,619    $    10,181,693
           GE Commercial Distribution Finance floor plan agreement for Yamaha units provides for borrowings up to $2,700,000. Interest is payable monthly and fluctuates with prime and varies based on the type of unit financed and the length of time the unit remains on the floor plan (ranging from 4.17% to 6.6% at December 31, 2004).
              Principal payments are due upon the sale of the
              specific units financed.                                              1,590,270                  0
           GE Commercial Distribution finance floor plan agreement
              for Suzuki units provides for borrowings up to $150,000.
              Manufacturers at their discretion may increase the borrowings.
              Interest is payable monthly and fluctuates with prime and varies based on the type of unit financed and the length of time the unit remains on the floor plan (ranging from 4.58% to 5.42% at December
              31, 2004). Principal payments are due upon the sale of the specific
              units financed.                                                       5,872,823                  0
           Polaris Acceptance floor plan agreement provides for
              borrowings up to $325,000.  Manufacturers at their
              discretion may increase the borrowings.  The agreement
              is collateralized by specific units financed (ranging from
              4.75% to 9% at December 31, 2004 and 2003).  Principal
              payments are due the earlier of date of sale or one
              year after financing.                                                   381,142            398,230
           Fifth Third Bank floor plan agreement provides for
              borrowings up to $2,500,000. Interest is payable monthly and fluctuates with prime and varies based on the type of unit financed and the length of time the unit remains on the floor plan
              (5.25% at December 31, 2004 and 2003). Principal payments
              are due upon the sale of the specific units financed.                 1,581,926            995,737
           GE Commercial Distribution Finance floor plan agreement
              for Ducati units provides for borrowings up to $300,000. Interest is payable monthly and fluctuates with prime and varies based on the type of unit financed and the length of time the unit remains on the floor plan (ranging from 6.25% at December 31, 2004).
              Principal payments are due upon the sale of the
              specific units financed.                                                185,956                  0
                                                                             ----------------     --------------
                                                            CARRIED FORWARD  $     12,436,736        $11,575,660


                             GIANT MOTORSPORTS, INC.

                           December 31, 2004 and 2003

NOTE G - NOTES PAYABLE - FLOOR PLANS (CONTINUED)
                                                                                     2004               2003
                                                                                --------------     --------------

                                                            BROUGHT FORWARD  $     12,436,736    $    11,575,660
           GE Commercial Distribution Finance floor plan agreement for Yamaha units provides for borrowings up to $1,300,000. Interest is payable monthly and fluctuates with prime and varies based on the type of unit financed and the length of time the unit remains on the floor plan (ranging from 4.17% to 6.6% at December 31, 2004).
              Principal payments are due upon the sale of the
              specific units financed.                                              1,417,292                  0
           GE Commercial Distribution Finance floor plan agreement
              for Suzuki units provides for borrowings up to $150,000.
              Manufacturers at their discretion may increase the borrowings.
              Interest is payable monthly and fluctuates with prime and varies based on the type of unit financed and the length of time the unit remains on the floor plan (ranging from 4.58% to 5.42% at December
              31, 2004). Principal payments are due upon the sale of the specific
              units financed.                                                       2,015,499                  0
           Fifth Third Bank floor plan agreement provides for
              borrowing up to $1,500,000.  Interest is payable
              monthly and fluctuates with prime and varies based
              on the type of unit financed and the length of time
              the unit remains on the floor plan (5.25% at
              December 31, 2004).  Principal payments are due
              upon the sale of the specific units financed.                         1,250,057                  0
           Fifth Third Bank floor plan agreement provides for
              borrowing up to $1,000,000.  Interest is payable
              monthly and fluctuates with prime and varies based
              on the type of unit financed and the length of time
              the unit remains on the floor plan (5.25% at
              December 31, 2004).  Principal payments are due
              upon the sale of the specific units financed.                           669,122                  0
                                                                             ----------------    ---------------
                                                                     TOTALS  $     17,788,706        $11,575,660
                                                                             ================    ===============


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                             GIANT MOTORSPORTS, INC.

                           December 31, 2004 and 2003


NOTE H - LONG-TERM DEBT

The following is a summary of long-term debt:
                                                                                      2004               2003
                                                                                ---------------  -----------------
           Note payable to bank bearing interest at 6.25% payable in monthly installments of $17,360, through May 31, 2007, collateralized by substantially all the
              Company's assets and shareholder guarantee.                    $      1,197,920     $             0
           Note payable to bank bearing interest at 6.85%,
              payable in monthly installments of $1,635, through
              July 2004, collateralized by vehicle.                                         0              11,186
                       Noninterest bearing note payable to finance company,
              payable in monthly installments of $518, through
              November 2004, collateralized by vehicle.                                     0               5,177
           Note payable to bank bearing interest at 5.75%,
              payable in monthly installments of $7,576, through
              November 2004, collateralized by second mortgage
              on commercial real estate owned by a shareholder.                             0              80,710
           Note payable to bank bearing interest at 8.6%,
              payable in monthly installments of $546, through
              December 2005, collateralized by vehicle.                                13,107                   0
                                                                             ----------------    ----------------
                                                                                    1,211,027              97,073
           Less current maturities                                                    214,760              97,073
                                                                             ----------------    ----------------
                                                                   TOTALS    $        996,267    $              0
                                                                             ================    ================

NOTE I - INCOME TAXES

Income taxes (credit) consisted of the following:                                   2004                 2003
                                                                             -----------------   ----------------
        Federal:

          Current                                                                $    474,000     $            0
          Deferred                                                                     28,900                  0
                                                                             ----------------    ---------------
                                                                                      502,900                  0
                                                                             ----------------    ---------------
          State:

          Current                                                                     119,300                  0
          Deferred                                                                          0                  0
                                                                             ----------------     --------------
                                                                                      119,300                  0
                                                                 TOTALS      $        622,200     $            0
                                                                             ================     ==============

Income taxes paid amounted to $200,000 and $-0- respectively, for the year ended December 31, 2004 and 2003.

                             GIANT MOTORSPORTS, INC.

                           December 31, 2004 and 2003

NOTE I - INCOME TAXES (CONTINUED)

Deferred tax assets (liabilities) consisted of the following:
                                                                                    2004               2003
                                                                             ----------------     --------------
     Deferred tax liabilities - long-term:
              Depreciation                                                   $        (37,400)    $            0
                                                                             ----------------     --------------

     Deferred tax assets - current and long-term:

            Allowance for doubtful accounts                                             8,500                  0
                                                                             ----------------     --------------
                                                                 TOTALS      $        (28,900)    $            0
                                                                             ================     ==============

NOTE J - RELATED PARTY TRANSACTIONS

Related Party Transactions:

        Accounts receivable, affiliates consisted of the following:
                                                                                    2004                    2003
                                                                             ----------------       ------------
              Noninterest bearing advances to Marck's Real
                  Estate, LLC., a limited liability company
                  affiliated through common ownership
                  interest to be repaid within one year                      $         65,823     $            0
              Noninterest bearing advances to and transfer of
                    product at cost to Andrews North, Inc., a corporation
                    in Cleveland, Ohio affiliated through common
                    ownership interest to be repaid within one year          $              0     $      220,000
              Non-interest bearing advances of  $90,000 at
                  December 31, 2003 and sale of product of $5,343 at December
                  31, 2003 to individuals related to the shareholders of the
                  corporation to be repaid within one year                                  0             95,343
                                                                             ----------------     --------------
                                                                 TOTALS      $         65,823       $    315,343
                                                                             ================       ============

Note receivable officers amounted to $254,029 at December 31, 2004 and $679,405 at December 31, 2003 (See Note E).

The Company leases its Ohio subsidiary retail facility from a shareholder under a five-year agreement with two five year renewal terms. The Company guarantees the debt on the building which amounted to approximately $1,104,924 at December 31, 2004.

                             GIANT MOTORSPORTS, INC.

                           December 31, 2004 and 2003

NOTE J - RELATED PARTY TRANSACTIONS (CONTINUED)

Charges to operations amounted to $180,000 in 2004 and 2003.

The following is a summary of future minimum lease payments under operating leases that have initial or remaining noncancellable terms in excess of one year as of December 31, 2004:

                  YEAR ENDING                                     AMOUNT
                  -----------                                  ------------

                         2005                                  $    379,998
                         2006                                       619,998
                         2007                                       690,000
                         2008                                       730,002
                         2009                                       748,404
                                                               ------------
                                                               $  3,168,402

NOTE K - EMPLOYEE BENEFIT PLANS

The Company sponsors a Simple Retirement Plan for all eligible employees. The Company matches 100% of employee contributions up to 3% of compensation. Charges to operations amounted to $28,198 in 2004 and $20,870 in 2003.

NOTE L - LEASES

The Company leases its Chicago subsidiary retail facility under a month to month agreement. The amount charged to rent amounted to $144,000 in 2004. The Company also leases an apartment in Chicago under a month to month agreement. The amount charged to rent amounted to $8,000 in 2004.

NOTE M - SUBSEQUENT EVENTS

The Company is moving its Chicago subsidiary to a 125,000 square foot building in Skokie, Illinois in 2005. The Company entered into a ten year lease with a ten year renewal option for the building on October 26, 2004 and is expected to move into the building in April 2005. The payments on the lease will commence in July 2005 at a monthly rent of $33,333 through May 2006 then increasing to $40,000 per month from June 2006 through May 2007, $45,000 per month from June 2007 through May 2008, $46,667 from June 2008 through May 2009 and then increasing 3% annually for the remaining term of the lease. The Company will also be liable for a proportionate share of expenses and taxes over a specified amount.