Form 10QSB
period 2005-03-31
GIANT MOTORSPORTS INC
filed 2005-05-23
CIK 1204947

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2005

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________ to ____________

                        Commission File Number: 000-50243

                             GIANT MOTORSPORTS, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                Nevada                                    33-1025552
   --------------------------------------------------------------------------
     (State or Other Jurisdiction of                   (I.R.S. Employer
       Incorporation or Organization)                   Identification No.)

    13134 State Route 62, Salem, Ohio                       44460
 ----------------------------------------------------------------------------
 (Address of Principal Executive Offices)                 (Zip Code)

                                 (330) 332-8534
 ----------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]    No [ ]


As of May 18, 2005 the registrant had 10,425,000 shares of common stock, $.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [  ]; No [X]

GIANT MOTORSPORTS, INC.

                              INDEX TO FORM 10-QSB

                                                                        PAGE
PART  I. FINANCIAL INFORMATION

Item  1. Financial Statements

 Condensed Consolidated Balance Sheet as of March 31,                   3
 2005 (Unaudited)

Condensed Consolidated Statements of Operations                         5
for the Three Months Ended March 31, 2005 and
2004 (Unaudited)

Condensed Consolidated Statements of Cash Flow for                      6
the Three Months Ended March 31, 2005 and 2004 (Unaudited)

Notes to Condensed Consolidated Unaudited Financial Statements          7

Item  2. Management's Discussion and Analysis or                        17
         Plan of Operation

Item  3. Controls and Procedures                                        21

PART  II. OTHER INFORMATION

Item  1. Legal Proceedings                                              22

Item  2. Unregistered Sales of Equity Securities
         and Use of Proceeds                                            22

Item  3. Defaults upon Senior Securities                                22

Item  4. Submission of Matters to a Vote of Security Holders            22

Item  5. Other Information                                              22

Item  6. Exhibits and Reports on Form 8-K                               22

SIGNATURES                                                              23

                                     PART I
                              FINANCIAL INFORMATION

Item  1. Financial Statements


                             GIANT MOTORSPORTS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                 March 31, 2005
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                       $   618,986
     Accounts receivable, net                                          3,345,721
     Accounts receivable, affiliates                                      65,823
     Inventories                                                      22,903,101
     Accounts receivable, employees                                       91,579
     Deferred federal income taxes                                         8,500
     Note receivable, officer                                            161,790
     Prepaid expenses                                                     20,223
                                                                     -----------
                                              TOTAL CURRENT ASSETS    27,215,723
                                                                     -----------


FIXED ASSETS, NET                                                      1,408,217
                                                                     -----------


OTHER ASSETS
     Intangibles, net                                                  2,026,450
     Deposits                                                             84,442
                                                                     -----------
                                              TOTAL OTHER ASSETS       2,110,892
                                                                     -----------
                                                                     $30,734,832
                                                                     ===========


   The accompanying notes are an integral part of the condensed consolidated financial statements.

                             GIANT MOTORSPORTS, INC.

                                 March 31, 2005
                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Notes payable                                                                  $  1,425,000
     Notes payable, floor plans                                                       23,799,965
     Accounts payable, trade                                                           1,714,245
     Accrued expenses                                                                    290,376
     Accrued income taxes                                                                325,300
     Deferred service contract income                                                     67,500
     Customer deposits                                                                   624,576
     Current portion of non-compete agreement                                            250,000
     Current portion of long-term debt                                                   214,760
                                                                                    ------------
                                                       TOTAL CURRENT LIABILITIES      28,711,722


DEFERRED FEDERAL INCOME TAXES                                                             37,400

LONG-TERM PORTION OF NON-COMPETE AGREEMENT                                               250,000

LONG-TERM DEBT, NET                                                                      945,033
                                                                                    ------------
                                                               TOTAL LIABILITIES      29,944,155
                                                                                    ------------


COMMITMENTS - NOTE I


STOCKHOLDERS' EQUITY
     Common stock, $.001 par value, authorized 75,000,000 shares
          10,425,000 shares issued and outstanding at March 31, 2005                      10,425
     Paid-in capital                                                                   1,014,534
     Retained earnings (deficit)                                                        (234,282)
                                                                                    ------------
                                                       TOTAL STOCKHOLDERS' EQUITY        790,677
                                                                                    ------------
                                                                                    $ 30,734,832
                                                                                    ============

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                             GIANT MOTORSPORTS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

               For the three months ended March 31, 2005 and 2004

                                                                                2005                 2004
                                                                         -----------------    -----------------
                                                                             (Unaudited)          (Unaudited)
OPERATING INCOME
      Sales                                                              $      20,426,807    $      10,996,090
      Finance, insurance and extended service revenues                             291,200              204,072
                                                                         -----------------    -----------------
          TOTAL OPERATING INCOME                                                20,718,007           11,200,162

COST OF MERCHANDISE SOLD                                                        18,727,791            9,710,863
                                                                         -----------------    -----------------
          GROSS PROFIT                                                           1,990,216            1,489,299
                                                                         -----------------    -----------------

OPERATING EXPENSES
      Selling expenses                                                           1,466,384              596,063
      General and administrative expenses                                          915,771              508,161
                                                                         -----------------    -----------------
                                                                                 2,382,155            1,104,224
                                                                         -----------------    -----------------
          INCOME (LOSS) FROM OPERATIONS                                           (391,939)             385,075
                                                                         -----------------    -----------------

OTHER INCOME AND (EXPENSES)
      Other income, net                                                             27,570                  898
      Interest expense, net                                                       (173,841)             (88,714)
                                                                         -----------------    -----------------
                                                                                  (146,271)             (87,816)
                                                                         -----------------    -----------------
          INCOME (LOSS) BEFORE INCOME TAXES                                       (538,210)             297,259

INCOME TAXES                                                                            --              110,000
                                                                         -----------------    -----------------
          NET INCOME (LOSS) ATTRIBUTABLE TO
          COMMON SHAREHOLDERS                                            $        (538,210)   $         187,259
                                                                         =================    =================

          BASIC EARNINGS (LOSS) PER SHARE                                $           (0.05)   $            0.02

          DILUTED EARNINGS PER SHARE                                     $              --    $              --

          WEIGHTED AVERAGE SHARES OUTSTANDING                                   10,425,000           10,425,000
                                                                         =================    =================

          BASIC                                                                 10,425,000           10,425,000
                                                                         =================    =================
          DILUTED                                                               10,425,000           11,202,778
                                                                         =================    =================


   The accompanying notes are an integral part of the condensed consolidated financial statements.

                             GIANT MOTORSPORTS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

               For the three months ended March 31, 2005 and 2004


                                                                               2005              2004
                                                                         ---------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                     $      (538,210)   $       187,259
   Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
     Depreciation                                                                 56,786             20,374
     Amortization                                                                 62,500               --
     Deferred federal income taxes                                                  --              (16,000)
     (Increase) in accounts receivable, net                                     (971,931)        (1,223,584)
     (Increase) in inventories                                                (6,365,014)        (1,359,200)
     Increase (decrease) in floor plan liability                               6,011,259          1,760,837
     (Increase) decrease in prepaid expenses                                      41,652            (56,017)
     Increase (decrease) in customer deposits                                    280,436            (48,793)
     (Decrease) in accrued warranty                                              (22,500)                --
     Increase in accounts payable trade                                          487,259             38,273
     Increase (decrease) in accrued income taxes                                 (68,000)           126,000
     Increase in accrued expenses                                                118,095             10,899
                                                                         ---------------    ---------------
               NET CASH (USED IN) OPERATING ACTIVITIES                          (907,668)          (559,952)
                                                                         ---------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of fixed assets                                                     (359,336)           (27,527)
   Decrease in accounts receivable affiliates`                                        --            310,017
   (Increase) decrease in notes receivable from officers                          92,239            (89,111)
   Increase in deposits                                                          (17,202)                --
                                                                         ---------------    ---------------
         NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                    (284,299)           193,379
                                                                         ---------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Short-term borrowings on note                                                      --          1,250,000
   Payments on long-term debt                                                    (51,234)           (35,178)
   Distributions                                                                      --           (154,000)
   Issue 1,000,000 stock warrants                                                     --             15,000
   Repurchase 8,000,000 shares of common stock                                        --            (21,250)
                                                                         ---------------    ---------------
         NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                     (51,234)         1,054,572
                                                                         ---------------    ---------------
       NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   (1,243,201)           687,999

   CASH AND CASH EQUIVALENTS, beginning of Period                              1,862,187            587,917
                                                                         ---------------    ---------------
   CASH AND CASH EQUIVALENTS, end of Period                              $       618,986    $     1,275,916
                                                                         ===============    ===============

OTHER SUPPLEMENTARY CASH FLOW INFORMATION
   Covenant not to compete incurred commitment                           $       500,000    $            --
                                                                         ===============    ===============

   Long-term borrowings incurred for the acquisition of a vehicle        $            --      $      17,964
                                                                         ===============    ===============

   Interest paid during the year                                         $       176,990    $        94,169
                                                                         ===============    ===============

   The accompanying notes are an integral part of the condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2005 and 2004
                                   (UNAUDITED)

NOTE  A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:
The condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company's annual consolidated statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the December 31, 2004 audited financial statements and accompanying notes thereto. While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

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

Principles of Consolidation:
The condensed consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Allowance for Doubtful Accounts:
Accounts are written off when management determines that an account is uncollectible. Recoveries of accounts previously written off are recorded when received. An estimated allowance for doubtful accounts is determined to reduce the Company's receivables to their carrying value, which approximates fair value. The allowance is estimated based on historical collection experience, specific review of individual customer accounts, and current economic and business conditions. Historically, the Company has not incurred any significant credit related losses. Management has determined that an allowance of $25,000 is necessary at March 31, 2005.

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

The Company's policy is to review the amount of credit exposure to any one financial institution and place investments with financial institutions evaluated as being creditworthy. In the ordinary course of business, the Company has bank deposits and overnight repurchase agreements that may exceed federally insured limits. At March 31, 2005, the Company had $999,419 in excess of the federally insured limit.

Concentration of credit risk, with respect to accounts receivable-customers, is limited through the Company's credit evaluation process. The Company reviews the credit history before extending credit. Generally, the Company does not require collateral from its customers

Property and Equipment:
Property, equipment, and leasehold improvements are stated at cost. Maintenance and repairs that do not add materially to the value of the asset nor appreciably prolong its useful life are charged to expense as incurred. Gains or losses on the disposal of property and equipment are included in the determination of income.

Depreciation   of  property  and   equipment  and   amortization   of  leasehold
improvements are provided using the straight-line method over the following estimated useful lives:

        Fixtures, and equipment..............           3-7    years
        Vehicles ............................             5    years
        Leasehold Improvements...............            10    years

Impairment of Long-Lived Assets:
Long-lived assets are reviewed for impairment whenever events such as product discontinuances, product dispositions or other changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds the sum of non-discounted cash flows expected to result from the asset's use and eventual disposition. An impairment loss is measured as the amount by which the carrying amount exceeds its fair value, which is typically calculated using discounted expected future cash flows. The discount rate to these cash flows is based on the Company's weighted average cost of capital, which represents the blended after-tax costs of debt and equity. There were no indications of impairments at March 31, 2005.

Income Taxes:
Income taxes are calculated using the liability method specified by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

At March 31, 2005, income taxes are provided for amounts currently due and deferred amounts arising from temporary differences between income for financial reporting and income tax purposes.

Advertising  Costs:
Advertising costs are expensed when incurred. Charges to operations amounted to $435,395 and $198,288 for the three months ended March 31, 2005 and 2004 respectively.

Earnings  (Loss) Per Share of Common  Stock:
Historical  net income  (loss) per
share is computed using the weighted average number of shares of common shares outstanding. Diluted earnings per share (EPS) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents were not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive for the periods presented.

The following is a reconciliation of the computation for basic and diluted EPS:

                                                                  Three Months Ended
                                                                 March 31      March 31
                                                                   2005          2004
                                                               -----------   -----------
        Net  Income (Loss)                                     $  (538,210)  $   187,259
                                                               ===========   ===========

Weighted-average common shares outstanding (Basic)              10,425,000    10,425,000

        Weighted-average common stock equivalents:
                           Warrants                                      0       777,778
                                                               -----------   -----------

        Weighted-average common shares outstanding (Diluted)    10,425,000    11,202,778
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

NOTE B - ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of receivables due from customers and dealers, manufacturers, employees, and finance companies for contracts in transit and is net of an allowance for doubtful accounts of $25,000 at March 31, 2005.

NOTE C - INVENTORIES

Inventories consisted of vehicles and parts and accessories.

NOTE D - FIXED ASSETS

Fixed assets consisted of the following:
                                                                  March 31
                                                                    2005
                                                            ---------------
           Fixtures and equipment                            $    1,245,524
           Vehicles                                                 354,178
           Leasehold improvements                                   282,108
                                                            ---------------
                                                                  1,881,810
           Less accumulated depreciation                            473,593
                                                            ---------------
                                     NET FIXED ASSETS       $     1,408,217
                                                            ===============

Depreciation expense charged to operations amounted to $56,786 for the three months ended March 31, 2005.

NOTE E - NOTES RECEIVABLE OFFICERS

Notes receivable officers consisted of advances to officers and advances to companies that the officers own bearing interest at 6% with no stipulated repayment terms. Interest income on these notes amounted to $3,875 for the three months ended March 31, 2005. It is anticipated that the notes will be repaid by December 31, 2005.

NOTE F - LINES OF CREDIT

The Company's has two $250,000 revolving lines of credit with a bank which aggregate $500,000 at March 31, 2005. The revolving line of credit has no stipulated repayment terms. These loans bear interest at 7.5% and prime plus one percent (5.75% at March 31, 2005), respectively, and are collateralized by substantially all of the Company's assets.

NOTE G - NOTES PAYABLE - FLOOR PLANS

The Company has various floor plan financing agreements aggregating $23,799,965 at March 31, 2005. Interest is payable monthly and fluctuates with prime and varies based on the type of unit financed and the length of time the unit remains on the floor plan (ranging from 3% to 18% at March 31, 2005). Principle payments are due upon the sale of the specific unit financed. The floor plans are collateralized by substantially all corporate assets.

NOTE H - NOTES PAYABLE

Notes payable consisted of a $925,000 loan payable to Kings Motorsports, Inc. at March 31, 2005 for the purchase of the assets of Chicago Cycles, Inc. bearing interest at 6%, payable in full April 30, 2005.

NOTE I - LONG-TERM DEBT

Long-term debt consisted of various notes aggregating $1,195,033 at March 31, 2005. This amount matures at various times ranging from 2005 to 2007, bearing interest at various rates ranging from 5.75% to 6.85% per year. The notes are collateralized by substantially all of the Company's assets.

NOTE J - INCOME TAXES

Income taxes (credit) consisted of the following:
                                                                    2005
                                                               --------------
                                                Federal:

          Current                                              $            0
          Deferred                                                     28,900
                                                               --------------
                                                                       28,900
                                                               --------------
          State:

          Current                                                           0
          Deferred                                                          0
                                                               --------------
                                                                            0
                                                               --------------
                                                TOTAL          $       28,900
                                                               ==============

Income taxes paid amounted to $68,000 for the three months ended March 31, 2005.

Deferred tax assets (liabilities) consisted of the following:

                                                                    2005
                                                               --------------
     Deferred tax liabilities - long-term:
                Depreciation                                   $      (37,400)

     Deferred tax assets - current and long-term:

            Allowance for doubtful accounts                             8,500
                                                               --------------
                                                TOTAL          $      (28,900)

NOTE K - RELATED PARTY TRANSACTIONS

Related Party Transactions:

      Accounts receivable, affiliates consisted
        of the following:
                                                                    2005
                                                                ------------
      Noninterest bearing advances to Marck's Real
        Estate, LLC., a limited liability company
        affiliated through common ownership
          interest to be repaid within one year                 $     65,823
                                                                ============


Note receivable officers amounted to $146,190 at March 31, 2005 (See Note E).

The Company leases its Ohio subsidiary retail facility from a shareholder under a five-year agreement with two five-year renewal terms. The Company guarantees the debt on the building, which amounted to approximately $1,200,000 at March 31, 2005.

Charges to operations amounted to $57,000 for the three months ended March 31, 2005.

The following is a summary of future minimum lease payments under operating leases that have initial or remaining noncancellable terms in excess of one year as of March 31, 2005:

         YEAR ENDING                                AMOUNT
         -----------                           --------------

            2005                               $      446,667
            2006                                      693,333
            2007                                      760,000
            2008                                      793,333
            2009                                      811,200
            2010                                      828,336
                                               --------------
                                               $    4,332,869

NOTE L - SUBSEQUENT EVENTS

The Company is moving its Chicago subsidiary to a building in Skokie, Illinois in 2005. The Company entered into a ten-year lease with a ten-year renewal option for the building on October 26, 2004 and is expected to move into the building in May 2005. The payments on the lease will commence in July 2005 at a monthly rent of $33,333 through May 2006 then increasing to $40,000 per month from June 2006 through May 2007, $45,000 per month from June 2007 through May 2008, $46,667 from June 2008 through May 2009 and then increasing 3% annually for the remaining term of the lease. The Company will also be liable for a proportionate share of expenses and taxes over a specified amount.

The note payable consisting of $925,000 payable to Kings Motorsports, Inc. which was due April 30, 2005 is currently being renegotiated; however, on May 3, 2005, a principal payment in the amount of $75,000 was made to Kings Motorsports, Inc. reducing the outstanding balance to $850,000. The parties have exchanged proposals restructuring the note pursuant to a payment plan over an extended period of time. Both parties are evaluating the proposals.

Item  2. Management's Discussion and Analysis or Plan of Operation

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

General.
--------
      Our goal is to become one of the largest dealers of power sports vehicles in the United States through acquisitions and internal growth.

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

      Together with our two wholly-owned subsidiaries, we own and operate two retail power sports superstores. Our core brands include Suzuki, Yamaha, Honda, Ducati and Kawasaki. Our superstores operate under the names "Andrews Cycles" and "Chicago Cycles." Andrews Cycles is located in Salem, Ohio, has approximately 50 employees as of December 31, 2004 and operates from an approximately 35,000 square foot facility. Chicago Cycles is located in Chicago, Illinois, has approximately 62 employees and operates from an approximately 30,000 square foot facility. In October 2004, we entered into a ten-year lease for a new 94,000 square foot facility in Skokie, Illinois, for our Chicago Cycles operations, which we intend to move into in May 2005.

Loan Transactions.
------------------

      On April 30, 2004, we paid $1,675,000 of the purchase price for Chicago Cycles by issuing to Kings Motorsports a 6% $1,675,000 aggregate principal amount note (the "Note"), which Note matures as follows: (i) $500,000 on July 29, 2004, (ii) $250,000 on October 27, 2004, and (iii) the remaining $925,000, plus accrued but unpaid interest on April 30, 2005. As of March 31, 2005, we had paid the first two installments under the Note, in the aggregate amount of $750,000. The Note is secured by a second lien on Chicago Cycles' assets, and personally guaranteed by Russell Haehn and Gregory Haehn. Subsequent to March 31, 2005, the date of the financial statements included in this report, we made a principal payment of $75,000 reducing the outstanding principal amount to $850,000. We are currently negotiating an extended payment plan for the payment of the outstanding balance.

      To fund the amount payable at closing for Chicago Cycles, we borrowed $1,250,000 from The Fifth Third Bancorp Bank (the "Bank"), pursuant to a term loan. This loan, which initially matured on May 31, 2004, was refinanced with the Bank through a term loan amortized over a 72 month period, but is payable in full on May 31, 2007, bearing interest at the rate of 6.25% per annum. Our payment obligations under this term loan also are personally guaranteed by Russell Haehn and Gregory Haehn. This loan is also secured by a first priority lien on all of our assets (including, without limitation, the Chicago Cycles assets). As of March 31, 2005, the outstanding amount of this term loan, including accrued interest thereon, was $1,175,000.

      On April 20, 2004, pursuant to a $500,000 aggregate principal amount promissory note bearing interest at the rate of fourteen (14%) percent per annum (the "Bridge Note"), we received, from a third party, an aggregate principal amount bridge loan (the "Bridge Loan"). All outstanding principal on the Bridge Note was due on October 15, 2004. To secure the repayment of principal and interest on the Bridge Note, each of Russell Haehn and Gregory Haehn (i) pledged to the lender 150,000 shares (300,000 shares in the aggregate) of common stock owned by each of them, and (ii) guaranteed all of our payment obligations to the lender. As partial consideration for the Bridge Loan, we issued to the lender a five-year warrant to purchase 100,000 shares of common stock, at an exercise price of $2.25 per share. We also granted the lender certain piggyback registration rights with respect to the shares of common stock underlying the warrant. We used the $500,000 Bridge Loan proceeds for working and operating capital. On October 15, 2004, we repaid $250,000 of the principal amount outstanding under the Bridge Loan. Pursuant to a letter agreement entered into with the lender on October 6, 2004, payment of the remaining $250,000 of principal and all accrued interest thereon was extended until January 15, 2005. We paid the lender $2,500 in consideration for the extension. We have not made any additional payments of principal through the date of the filing of this report, however, we have continued to make monthly interest payments at the rate of 14% per annum and are currently negotiating a further extension for the repayment of the remaining principal balance.

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

Results of Operations.
----------------------

Revenues:

Revenues for the three months ended March 31, 2005 were $20,426,807 representing an increase of $9,430,717 (86%) from the $10,996,090 reported for the three months ended March 31, 2004. Our results were impacted significantly, in a positive manner, by the acquisition of Chicago Cycles on April 30, 2004, and the inclusion of the additional revenues generated by Chicago Cycles during the three months ended March 31, 2005. Additionally, our sales increase can also be attributed to our aggressive marketing and advertising campaigns.

Cost of Sales:

      Cost of sales for the three months ended March 31, 2005 increased by $9,016,928 (93%) from 2004. This increase reflects the additional cost of units needed to realize the increase in sales, and is also significantly impacted by the inclusion of the costs of Chicago Cycles' sales beginning in April 30, 2004.

Operating Expenses:

      Selling, general and administrative expenses for the three months ended March 31, 2005 were $2,382,155, an increase of $1,277,931 (116%) over the same period in 2004. The aggregate increase in such costs were principally related to
(i) additional selling, general and administrative expenses relating to Chicago Cycles, commencing April 30, 2004, including increases of approximately $385,000 in compensation payable to our salespersons and $250,000 in advertising expenses, during the three months ended March 31, 2005 and (ii) an approximate $100,000 increase in legal, accounting, auditing and other professional fees, during the three months ended March 31, 2005, which additional fees were primarily associated with the ongoing compliance and maintenance requirements of being a public company. Interest expense increased approximately $85,127 to $173,841 in the three months ended March 31, 2005 as compared to the same period in 2004. This increase is primarily due to (i) interest payable by the Company relating to the loans we acquired to pay for Chicago Cycles and the Bridge Loan, and (ii) an increase in interest bearing floor plan inventory, and most significantly the addition of the floor plan inventory of Chicago Cycles.

Operating Income (Loss):

      We had a loss from operations before other income (expense) of $391,939 for the three month period ended March 31, 2005, as compared to income from operations of $385,075 for the same period in 2004. This loss from operations during the three months ended March 31, 2005, is a result of the substantial increase in selling, general administration expenses, during such period, as described above under Operating Expenses. Depreciation and amortization was approximately $119,286 for the three months ended March 31, 2005, as compared to $20,374 for the same period in 2004.

Income (Loss) before Taxes:

      We had a loss before provision for taxes, for the three months ended March 31, 2005 of $538,210, as compared with income before provision for taxes of $297,259 for the same period in 2004. This loss during the three months ended March 31, 2005, is a result of the substantial increase in selling, general administration expenses, during such period, as described above under Operating Expenses and the expenses related to the integration of Chicago Cycles' new expanded location. We did not have taxable income for the three months ended March 31, 2005, as compared to taxes of $110,000 for the same period in 2004.

Net Income (Loss):

      We had a net loss of $538,210 for the three months ended March 31, 2005, as compared to net income of $187,259 for the same period in 2004. As discussed above, this loss during the three months ended March 31, 2005, is a result of the substantial increase in selling, general administration expenses, during such period, as described above under Operating Expenses.

Liquidity and Capital Resources.
--------------------------------

      Our primary source of liquidity has been cash generated by operations and borrowings under various credit facilities. At March 31, 2005, we had $616,986 in cash and cash equivalents, compared to $1,862,187 at December 31, 2004. Until required for operations, our policy is to invest excess cash in bank deposits and money market funds. Net working capital at March 31, 2005 was $(1,495,999) compared to $(399,303) at December 31, 2004. The Company's negative net working capital at March 31, 2005, was mostly attributable to its financing of the acquisition of Chicago Cycles acquisition through short-term debt, as well as an increase in floor plan financing, as a result of the additional inventory acquired in the Chicago Cycles acquisition.

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

Seasonality
-----------

      Our two main products - motorcycles and all terrain vehicles ("ATVs") are subject to seasonality. Traditionally, the motorcycle season begins in late February or early March and runs until September. In September/October, the sale of ATVs increases while motorcycle sales decrease.

Impact of Inflation.
--------------------

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

Critical Accounting Policy and Estimates.
-----------------------------------------

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

Item  3. Controls and Procedures

      The term "disclosure controls and procedures" is defined in Rules 13a-15d-15e and 15d-15e of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2004. They have concluded that, as of that date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

                                     PART II
                                OTHER INFORMATION

Item  1. Legal Proceedings

      None

Item  2. Unregistered Sales of Equity Securities and Use of Proceeds

      Not Applicable.

Item  3. Defaults upon Senior Securities


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

      None.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            GIANT MOTORSPORTS, INC.


Date:  May 20, 2005         /s/ Russel A. Haehn
                            ----------------------------------------------------
                                Name:    Russell A. Haehn
                                Title:   Chairman of the Board of Directors,
                                         Chief Executive Officer, Secretary
                                         and a Director
                                         (Principal Executive Officer)


Date:  May 20, 2005         /s/ Gregory A. Haehn
                            ----------------------------------------------------
                            Name:    Gregory A. Haehn
                            Title:   President, Chief Operating Officer,
                                     Treasurer, and a Director
                                     (Principal Financial and Accounting
                                     Officer)