Form 10QSB
period 2005-06-30
GIANT MOTORSPORTS INC
filed 2005-08-15
CIK 1204947

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2005

                                      OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________ to ____________

                        Commission File Number: 000-50243

                             GIANT MOTORSPORTS, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


               Nevada                                            33-1025552
--------------------------------------------------------------------------------
(State or Other Jurisdiction of                              (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

13134 State Route 62, Salem, Ohio                                    44460
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                           (ZipCode)

                                 (330) 332-8534
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]    No [ ]

As of August 12, 2005 the registrant had 10,445,000 shares of common stock, $.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ]; No [X]

GIANT MOTORSPORTS, INC.

                             INDEX TO FORM 10-QSB


                                                                            PAGE
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

Condensed Consolidated Balance Sheet as of June 30, 2005 (Unaudited)          3

Condensed Consolidated Statements of Income for the Six and
Three Months Ended June 30, 2005 and 2004 (Unaudited)                         5

Condensed Consolidated Unaudited Statements of Cash Flow for the
Six Months Ended June 30, 2005 and 2004 (Unaudited)                           6

Notes to Condensed Consolidated Unaudited Financial Statements                8

Item 2.   Management's Discussion and Analysis or Plan of Operation          17

Item 3.   Controls and Procedures                                            23

PART II.  OTHER INFORMATION                                                  23

Item 1.   Legal Proceedings                                                  23

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds        23

Item 3.   Defaults upon Senior Securities                                    23

Item 4.   Submission of Matters to a Vote of Security Holders                23

Item 5.   Other Information                                                  23

Item 6.   Exhibits                                                           23

SIGNATURES                                                                   24

                                    PART I
                            FINANCIAL INFORMATION

Item 1. Financial Statements

                             GIANT MOTORSPORTS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                  June 30, 2005
                                   (Unaudited)


                                     ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                       $   469,588
     Accounts receivable, net                                          4,516,190
     Accounts receivable, affiliates                                      65,823
     Inventories                                                      17,798,845
     Accounts receivable, employees                                       42,254
     Notes receivable, officers                                          135,099
     Deferred federal income taxes                                         8,500
     Prepaid expenses                                                     37,296
     Prepaid income taxes                                                151,000
                                                                     -----------
                                               TOTAL CURRENT ASSETS   23,224,595
                                                                     -----------



FIXED ASSETS, NET                                                      1,754,438
                                                                     -----------



OTHER ASSETS
     Intangibles, net                                                  1,653,950
     Deferred federal income taxes                                         1,600
     Deposits                                                             43,000
                                                                     -----------
                                               TOTAL OTHER ASSETS      1,698,550
                                                                     -----------
                                                                     $26,677,583
                                                                     ===========

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                             GIANT MOTORSPORTS, INC.

                                 June 30, 2005
                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Notes payable                                                           $ 1,349,863
     Notes payable, floor plans                                               19,380,306
     Note payable, officer                                                       236,361
     Accounts payable, trade                                                   1,442,628
     Accrued expenses                                                            364,909
     Accrued warranty                                                             45,000
     Accrued income taxes                                                        605,300
     Customer deposits                                                           254,672
     Current portion of long-term debt                                           214,760
                                                                             -----------
                                        TOTAL CURRENT LIABILITIES             23,893,799



LONG-TERM DEBT, NET                                                              891,316
                                                                             -----------
                                                TOTAL LIABILITIES             24,785,115
                                                                             -----------


COMMITMENTS - NOTE I


STOCKHOLDERS' EQUITY
     Common stock, $.001 par value, authorized 75,000,000 shares
          10,445,000 shares issued and outstanding at June 30, 2005               10,445
     Paid-in capital                                                           1,026,114
     Retained earnings                                                           855,909
                                                                             -----------
                                       TOTAL STOCKHOLDERS' EQUITY              1,892,468
                                                                             -----------
                                                                             $26,677,583
                                                                             ===========

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                             GIANT MOTORSPORTS, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

            For the six and three months ended June 30, 2005 and 2004

                                                                  Six Months Ended                    Three Months Ended
                                                            June 30,            June 30,           June 30,           June 30,
                                                               2005               2004              2005               2004
                                                           ------------       ------------       ------------       ------------
                                                            (Unaudited)        (Unaudited)        (Unaudited)        (Unaudited)
OPERATING INCOME
    Sales                                                  $ 55,083,332       $ 33,163,590       $ 34,656,525       $ 22,167,499
    Finance, insurance and extended service revenues          1,452,046            788,835          1,160,846            584,763
                                                           ------------       ------------       ------------       ------------
                               TOTAL OPERATING INCOME        56,535,378         33,952,425         35,817,371         22,752,262

COST OF MERCHANDISE SOLD                                     49,940,805         29,896,872         31,213,014         20,186,009
                                                           ------------       ------------       ------------       ------------
                                         GROSS PROFIT         6,594,573          4,055,553          4,604,357          2,566,253
                                                           ------------       ------------       ------------       ------------

OPERATING EXPENSES
    Selling expenses                                          3,612,003          1,942,826          2,145,619          1,346,762
    General and administrative expenses                       1,870,979          1,175,049            955,208            666,888
                                                           ------------       ------------       ------------       ------------
                                                              5,482,982          3,117,875          3,100,827          2,013,650
                                                           ------------       ------------       ------------       ------------
                               INCOME FROM OPERATIONS         1,111,591            937,678          1,503,530            552,603
                                                           ------------       ------------       ------------       ------------

OTHER INCOME AND (EXPENSE)
    Other income, net                                            34,140              7,373              6,570              6,475
    Interest expense, net                                      (420,750)          (306,073)          (246,909)          (217,359)
                                                           ------------       ------------       ------------       ------------
                                                               (386,610)          (298,700)          (240,339)          (210,884)
                                                           ------------       ------------       ------------       ------------
                           INCOME BEFORE INCOME TAXES           724,981            638,978          1,263,191            341,719

PROVISION FOR INCOME TAXES                                      173,000            245,600            173,000            135,600
                                                           ------------       ------------       ------------       ------------

                           NET INCOME ATTRIBUTABLE TO
                                  COMMON SHAREHOLDERS      $    551,981       $    393,378       $  1,090,191       $    206,119
                                                           ============       ============       ============       ============



                             BASIC EARNINGS PER SHARE      $       0.05       $       0.04       $       0.10       $       0.02

                           DILUTED EARNINGS PER SHARE      $       0.05       $       0.03       $       0.10       $       0.02


                  WEIGHTED AVERAGE SHARES OUTSTANDING
                                                BASIC        10,426,657         10,425,000         10,428,297         10,425,000
                                                           ============       ============       ============       ============
                                              DILUTED        11,426,657         10,975,000         11,428,297         11,525,000
                                                           ============       ============       ============       ============

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                             GIANT MOTORSPORTS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

                 For the six months ended June 30, 2005 and 2004

                                                                                         2005               2004
                                                                                      -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                       $   551,981       $   393,378
     Adjustments to reconcile net income to net cash
     used in operating activities:
     Depreciation                                                                         145,810            59,870
     Amortization                                                                          65,000                --
     Deferred federal income taxes                                                        (39,000)         (122,000)
     Issue common stock for services                                                       11,600
     (Increase) in accounts receivable, net                                            (2,050,821)       (3,209,918)
     (Increase) in accounts receivable, employees                                         (42,254)               --
     (Increase) in inventories                                                         (1,260,758)       (5,629,402)
     Increase in floor plan liability                                                   1,591,600         5,030,025
     (Increase) decrease in prepaid expenses                                               24,579           (78,678)
     (Increase) in prepaid income taxes                                                  (151,000)               --
     Increase (decrease) in customer deposits                                             (89,468)          697,354
     Increase in deferred service contract income                                              --           403,086
     Increase in accounts payable trade                                                   215,642           777,328
     Increase in accounts payable affiliate                                                    --            25,070
     Increase in accrued income taxes                                                     212,000           367,600
     Increase in accrued expenses                                                         192,628           223,087
     Decrease in accrued warranty                                                         (45,000)               --
                                                                                      -----------       -----------
                                         NET CASH (USED IN) OPERATING ACTIVITIES         (667,461)       (1,063,200)
                                                                                      -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of fixed assets                                                            (551,009)         (666,421)
     Decrease in accounts receivable affiliates                                                --           306,780
     (Increase) decrease in notes receivable from officers                                118,930           (97,539)
     Covenant not to compete incurred                                                    (130,000)
     Increase in deposits                                                                  24,240                --
                                                                                      -----------       -----------
                                         NET CASH (USED IN) INVESTING ACTIVITIES         (537,839)         (457,180)
                                                                                      -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Short-term borrowings (payments) on notes                                            (75,137)          500,000
     Long-term borrowings on note                                                              --         1,250,000
     Payments on long-term debt                                                          (104,951)          (39,753)
     Payments on note payable to officer                                                   (7,211)               --
     Distributions                                                                             --          (345,667)
     Issue 1,000,000 stock warrants                                                            --            15,000
     Repurchase 8,000,000 shares of common stock                                               --           (21,250)

                                                                                      -----------       -----------
                             NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES         (187,299)        1,358,330
                                                                                      -----------       -----------

                                       NET DECREASE IN CASH AND CASH EQUIVALENTS       (1,392,599)         (162,050)

     CASH AND CASH EQUIVALENTS, beginning of Period                                     1,862,187           587,917

                                                                                      -----------       -----------
     CASH AND CASH EQUIVALENTS, end of Period                                         $   469,588       $   425,867
                                                                                      ===========       ===========

                             GIANT MOTORSPORTS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

                 For the six months ended June 30, 2005 and 2004


OTHER SUPPLEMENTARY CASH FLOW INFORMATION
     Short-term borrowings incurred for the acquisition of assets                     $        --       $ 1,675,000
                                                                                      ===========       ===========

     Note payable to officer incurred for the acquisition of assets                   $   243,572       $        --
                                                                                      ===========       ===========

     Income taxes paid                                                                $    68,000       $        --
                                                                                      ===========       ===========

     Interest paid                                                                    $   395,406       $   132,453
                                                                                      ===========       ===========

     Stock issued for outside services                                                $    11,600       $        --
                                                                                      ===========       ===========

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                             GIANT MOTORSPORTS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2005 and 2004
                                   (UNAUDITED)


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

                             GIANT MOTORSPORTS, INC.

                             June 30, 2005 and 2004
                                   (UNAUDITED)


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Allowance for Doubtful Accounts:

Accounts are written off when management determines that an account is uncollectible. Recoveries of accounts previously written off are recorded when received. An estimated allowance for doubtful accounts is determined to reduce the Company's receivables to their carrying value, which approximates fair value. The allowance is estimated based on historical collection experience, specific review of individual customer accounts, and current economic and business conditions. Historically, the Company has not incurred any significant credit related losses. Management has determined that an allowance of $25,000 is necessary at June 30, 2005.

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

                             GIANT MOTORSPORTS, INC.

                             June 30, 2005 and 2004
                                   (UNAUDITED)


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition (continued):

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

The Company's policy is to review the amount of credit exposure to any one financial institution and place investments with financial institutions evaluated as being creditworthy. In the ordinary course of business, the Company has bank deposits and overnight repurchase agreements that may exceed federally insured limits. At June 30, 2005, the Company had $900,667 in excess of the federally insured limit.

                             GIANT MOTORSPORTS, INC.

                             June 30, 2005 and 2004
                                   (UNAUDITED)


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Concentration of Credit Risk(continued):

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

Depreciation of property and equipment and amortization of leasehold improvements are provided using the straight-line method over the following estimated useful lives:

      Fixtures, and equipment.................................... 3-7 years
      Vehicles...................................................   5 years
      Leasehold Improvements.....................................  10 years

Impairment of Long-Lived Assets:

Long-lived assets are reviewed for impairment whenever events such as product discontinuances, product dispositions or other changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds the sum of non-discounted cash flows expected to result from the asset's use and eventual disposition. An impairment loss is measured as the amount by which the carrying amount exceeds its fair value, which is typically calculated using discounted expected future cash flows. The discount rate to these cash flows is based on the Company's weighted average cost of capital, which represents the blended after-tax costs of debt and equity. There were no indications of impairments at June 30, 2005.

Income Taxes:

Income taxes are calculated using the liability method specified by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

At June 30, 2005, income taxes are provided for amounts currently due and deferred amounts arising from temporary differences between income for financial reporting and income tax purposes.

                             GIANT MOTORSPORTS, INC.

                             June 30, 2005 and 2004
                                   (UNAUDITED)


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising Costs:

Advertising costs are expensed when incurred. Charges to operations amounted to $835,571 and $482,411 for the six months ended June 30, 2005 and 2004 respectively.

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

The following is a reconciliation of the computation for basic and diluted EPS:

                                                                      Six Months Ended
                                                                   June 30         June 30
                                                                    2005             2004
                                                                -----------      -----------
      Net  Income (loss)                                        $   551,981      $   393,378
                                                                ===========      ===========
      Weighted-average common shares outstanding (Basic)         10,426,657       10,425,000

      Weighted-average common stock equivalents:
                         Warrants                                 1,000,000          550,000
                                                                -----------      -----------

      Weighted-average common shares outstanding (Diluted)       11,426,657       10,975,000
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

                             GIANT MOTORSPORTS, INC.

                             June 30, 2005 and 2004
                                   (UNAUDITED)


NOTE B - ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of receivables due from customers and dealers, manufactures, employees, and finance companies for contracts in transit and is net of an allowance for doubtful accounts of $25,000 at June 30, 2005.

NOTE C - INVENTORIES

Inventories consisted of vehicles and parts and accessories.

NOTE D - FIXED ASSETS

Fixed assets consisted of the following:

                                           June 30
                                             2005
                                         ----------
      Fixtures and equipment             $1,691,982
      Vehicles                              360,747
      Leasehold improvements                264,328
                                         ----------
                                          2,317,057
      Less accumulated depreciation         562,619
                                         ----------
               NET FIXED ASSETS          $1,754,438
                                         ==========

Depreciation expense charged to operations amounted to $145,810 for the six months ended June 30, 2005.

NOTE E - NOTES RECEIVABLE OFFICERS

Notes receivable officers consisted of advances to officers and advances to companies that the officers own bearing interest at 6% with no stipulated repayment terms. Interest income on these notes amounted to $6,125 for the six months ended June 30, 2005. The notes are expected to be repaid by December 31, 2005. The interest income is "netted" against interest expense for financial statement purposes.

                             GIANT MOTORSPORTS, INC.

                             June 30, 2005 and 2004
                                   (UNAUDITED)


NOTE F - NOTES PAYABLE - FLOOR PLANS

The Company has various floor plan financing agreements aggregating $19,380,306 at June 30, 2005. Interest is payable monthly and fluctuates with prime and varies based on the type of unit financed and the length of time the unit remains on the floor plan (ranging from 3% to 18% at June 30, 2005). Principle payments are due upon the sale of the specific unit financed. The floor plans are collateralized by substantially all corporate assets.

NOTE G - NOTES PAYABLE

Notes payable consisted of $850,000 loan payable to Kings Motorsports, Inc. at June 30, 2005 for the purchase of the assets of Chicago Cycles, Inc. bearing interest at 6%, payable in full April 30, 2005. This note has been renegotiated with regards to the repayment terms. It has been extended until April 2006.

The Company has two $250,000 revolving lines of credit with a bank which total $499,863 at June 30, 2005. The revolving line of credit has no stipulated repayment terms. These loans bear interest at 14% and prime (6.25% at June 30, 2005) plus one percent, respectively, and are collateralized by substantially all of the Company's assets.

NOTE H - NOTE PAYABLE - OFFICER

Note payable to officer consisted of non-interest bearing advances from an officer of the Company with no stipulated repayment terms. The notes are expected to be repaid by December 31, 2005.

NOTE I - LONG-TERM DEBT

Long-term debt consisted of various notes aggregating $1,106,076 at June 30, 2005. This amount matures at various times ranging from 2005 to 2009, bearing interest at various rates ranging from 7.25% to 8% per year. The notes are collateralized by substantially all of the Company's assets. The short-term portion of long-term debt amounted to $214,760 as of June 30, 2005.

                             GIANT MOTORSPORTS, INC.

                             June 30, 2005 and 2004
                                   (UNAUDITED)


NOTE J - LEASES

The Company leases its Illinois subsidiary retail facility under a ten year agreement with a ten year renewal option. The payments on the lease will commence in August 2005 at a monthly rent of $33,333 through May 2006 then increasing to $40,000 per month from June 2006 through May 2007, $45,000 per month from June 2007 through May 2008, $46,667 from June 2008 through May 2009 and then increasing 3% annually for the remaining term of the lease. The Company will also be liable for a proportionate share of expenses and taxes over a specified amount.

The following is a summary of future minimum lease payments under operating leases that have initial or remaining noncancellable terms in excess of one year as of June 30, 2005:

             YEAR ENDING                                    AMOUNT

               2005                                     $    360,917
               2006                                          875,093
               2007                                          947,209
               2008                                          986,159
               2009                                        1,009,810
               2010                                        1,032,905
                                                        ------------
                                                        $  5,212,093
                                                        ============

NOTE K - INCOME TAXES

Income taxes (credit) consisted of the following:

                                                      2005
                                                    ---------
           Federal:

              Current                               $ 171,000
              Deferred                                (31,500)
                                                    ---------
                                                      139,500
          State:

              Current                                  41,000
              Deferred                                 (7,500)
                                                    ---------
                                                       33,500
                                                    ---------
                     TOTAL                          $ 173,000
                                                    =========

Income taxes paid amounted to $68,000 for the six months ended June 30, 2005.

                             GIANT MOTORSPORTS, INC.

                                  June 30, 2005
                                   (UNAUDITED)


NOTE K - INCOME TAXES (CONTINUED)

Deferred tax assets (liabilities) consisted of the following:

                                                                      2005
                                                                   ----------
      Deferred tax assets - current and long-term:
                Goodwill and depreciation                          $    1,600
                                                                   ==========

NOTE L - RELATED PARTY TRANSACTIONS

Related Party Transactions:

      Accounts receivable, affiliates consisted of the following:

                                                                      2005
                                                                   ----------
                  Non-interest bearing advances to Marck's Real
                        Estate, LLC., a limited liability company
                        affiliated through common ownership
                        interest to be repaid within one year      $   65,824
                                                                   ==========

Note receivable officers amounted to $135,099 at June 30, 2005 (See Note E).

Note payable officer amounted to $236,361 at June 30, 3005 (See Note I).

The Company leases its Ohio subsidiary retail facility from a shareholder under a five-year agreement with two five year renewal terms. Charges to operations amounted to $114,000 for the six months ended June 30, 2005.

NOTE M - COMMON STOCK

The company issued 10,000 shares of common stock each to two individuals who have performed outside services for the Company. The stock was issued on June 16, 2005 when the fair market value of the stock was $0.57 per share.

NOTE N - SUBSEQUENT EVENTS

The Company is in the process of renegotiating the terms and payoff amount with Kings Motorsports, Inc. The balance of the loan, which amounted to $850,000, was due in full on April 30, 2005. No payment has been made on the outstanding balance. Management believes that the terms will be negotiated. As of June 30, 2005, a final settlement has not been reached. However, the repayment terms have been extended to April 30, 2006.

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

      The motorsports industry is highly fragmented with an estimated 4,000 retail stores throughout the United States. We are attempting to capitalize upon the consolidation opportunities available and increase our revenues and income by acquiring additional dealers and improving our performance and profitability.

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

      Together with our two wholly-owned subsidiaries, we own and operate two retail power sports superstores. Our core brands include Suzuki, Yamaha, Honda, Ducati and Kawasaki. Our superstores operate under the names "Andrews Cycles" and "Chicago Cycles." Andrews Cycles is located in Salem, Ohio, has approximately 50 employees and operates from an approximately 35,000 square foot facility. Chicago Cycles is located in Chicago, Illinois, has approximately 81 employees and operates from an approximately 95,000 square foot facility in Skokie, Illinois, pursuant to a ten-year lease we entered into in October 2004.

Loan Transactions.

      On April 30, 2004, we paid $1,675,000 of the purchase price for Chicago Cycles by issuing to Kings Motorsports a 6% $1,675,000 aggregate principal amount note (the "Note"), which Note initially provided for payment as follows:

(i) $500,000 on July 29, 2004, (ii) $250,000 on October 27, 2004, and (iii) the
remaining $925,000, plus accrued but unpaid interest on April 30, 2005. As of July 30, 2005, we had paid a total of $825,000 of the principal amount payable under the Note. The Note is secured by a second lien on Chicago Cycles' assets, and personally guaranteed by Russell Haehn and Gregory Haehn. We attempted to negotiate an extended payment plan for the payment of the outstanding balance, but have not entered into any such agreement with the Holder of the Note. Although there can be no assurance, we do not believe that the holder of the Note will declare the Note to be in default, and we intend to pay the outstanding principal and interest when sufficient funds are available.

      To fund the amount payable at closing for Chicago Cycles, we borrowed $1,250,000 from The Fifth Third Bancorp Bank (the "Bank"), pursuant to a term loan. This loan, which initially matured on May 31, 2004, was refinanced with the Bank through a term loan amortized over a 72 month period, but is payable in full on May 31, 2007, bearing interest at prime plus one percent (7.25% at June 30, 2005). Our payment obligations under this term loan also are personally guaranteed by Russell Haehn and Gregory Haehn. This loan is also secured by a first priority lien on all of our assets (including, without limitation, the Chicago Cycles assets). As of June 30, 2005, the outstanding amount of this term loan, including accrued interest thereon, was $1,093,760.

      On April 20, 2004, pursuant to a $500,000 aggregate principal amount promissory note bearing interest at the rate of fourteen (14%) percent per annum (the "Bridge Note"), we received, from a third party, an aggregate principal amount bridge loan (the "Bridge Loan"). All outstanding principal on the Bridge Note was due on October 15, 2004. To secure the repayment of principal and interest on the Bridge Note, each of Russell Haehn and Gregory Haehn (i) pledged to the lender 150,000 shares (300,000 shares in the aggregate) of common stock owned by each of them, and (ii) guaranteed all of our payment obligations to the lender. As partial consideration for the Bridge Loan, we issued to the lender a five-year warrant to purchase 100,000 shares of common stock, at an exercise price of $2.25 per share. We also granted the lender certain piggyback registration rights with respect to the shares of common stock underlying the warrant. We used the $500,000 Bridge Loan proceeds for working and operating capital. On October 15, 2004, we repaid $250,000 of the principal amount outstanding under the Bridge Loan. Pursuant to a letter agreement entered into with the lender on October 6, 2004, payment of the remaining $250,000 of principal and all accrued interest thereon was extended until January 15, 2005. We paid the lender $2,500 in consideration for the extension. We have not made any additional payments of principal or interest through the date of the filing of this report, however, we have continued to make monthly interest payments at the rate of 14% per annum and are currently negotiating a further extension for the repayment of the remaining principal balance.

      We also have obtained two revolving lines of credit with the Bank, each in the maximum amount of $250,000. The lines of credit bear interest at the rates of 14% per annum and prime plus one percent (7.25% at June 30, 2005), respectively, and have no stipulated repayment terms. At June 30, 2005, the aggregate amount of principal and interest outstanding on these credit lines was $499,863. These lines of credit are secured by a lien on substantially all of our assets.

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

Results of Operations.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Revenues:

Revenues for the six months ended June 30, 2005 were $56,535,378 representing an increase of $22,582,953 (66%) from the $33,952,425 reported for the six months ended June 30, 2004. Our results were impacted significantly, in a positive manner, by the acquisition of Chicago Cycles on April 30, 2004, and the inclusion of the additional revenues generated by Chicago Cycles during the six months ended June 30, 2005. These results also reflect a generally higher level of sales activities at both of our locations and our move to the larger facility in Chicago. Additionally, our sales increase can also be attributed to our aggressive marketing and advertising campaigns.

Cost of Sales:

      Cost of sales for the six months ended June 30, 2005 increased by $20,043,933 (67%) from 2004. This increase reflects the additional cost of units needed to realize the increase in sales, and is also significantly impacted by the inclusion of the costs of Chicago Cycles' sales beginning in April 30, 2004, and our move to the larger facility in Chicago.

Operating Expenses:

      Selling, general and administrative expenses for the six months ended June 30, 2005 were $5,482,982, an increase of $2,365,107 (76%) over the same period in 2004. The aggregate increase in such costs were principally related to (i) additional selling, general and administrative expenses relating to Chicago Cycles, commencing April 30, 2004, including increases of approximately $942,000 in compensation payable to our salespersons and $353,000 in advertising expenses, during the six months ended June 30, 2005 and (ii) an approximate $126,000 increase in legal, accounting, auditing and other professional fees, during the six months ended June 30, 2005, which additional fees were primarily associated with the ongoing compliance and maintenance requirements of being a public company. Net interest expense increased approximately $114,677 to $420,750 in the six months ended June 30, 2005 as compared to the same period in 2004. This increase is primarily due to (i) interest payable by the Company relating to the loans we acquired to pay for Chicago Cycles and the Bridge Loan, and (ii) an increase in interest bearing floor plan inventory, and most significantly the addition of the floor plan inventory of Chicago Cycles.

Operating Income:

      We had income from operations before other income (expense) for the six months ended June 30, 2005 of $1,111,591, as compared to income from operations of $937,678 for the same period in 2004. This increase in income from operations during the six months ended June 30, 2005 as compared to the same period in 2004, is a result of greater sales volume and an increase in gross margin on our sales. Depreciation and amortization was approximately $210,000 for the six months ended June 30, 2005, as compared to $60,000 for the same period in 2004.

Income before Taxes:

      We had income before provision for taxes, for the six months ended June 30, 2005 of $724,981, as compared with income before provision for taxes of $638,978 for the same period in 2004. This increase in income before taxes during the six months ended June 30, 2005 as compared to the same period in 2004, is a result of our greater sales volume and an increase in gross margin on our sales. We had taxes of $173,000 for the six months ended June 30, 2005, as compared to taxes of $245,600 for the same period in 2004. Income taxes during the current period were reduced due in part to a net operating loss carryforward from the first quarter of 2005.

Net Income:

      We had net income of $551,981 for the six months ended June 30, 2005, as compared to net income of $393,378 for the same period in 2004. This increase in net income during the six months ended June 30, 2005 as compared to the same period in 2004, is a result of our greater sales volume, an increase in gross margin on our sales, and the reduced income taxes for the current period.

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

Revenues:

Revenues for the three months ended June 30, 2005 were $35,817,371 representing an increase of $13,065,109 (57%) from the $22,752,262 reported for the three months ended June 30, 2004. Our results, during the three months ended June 30, 2005, were impacted, in a positive manner, by a generally higher level of sales activities at both of our locations and our move to the larger facility in Chicago. Additionally, our sales increase can also be attributed to our aggressive marketing and advertising campaigns.

Cost of Sales:

      Cost of sales for the three months ended June 30, 2005 increased by $11,027,005 (67%) from 2004. This increase reflects the additional cost of units needed to realize the increase in sales, and is also impacted by our move to the larger facility in Chicago.

Operating Expenses:

      Selling, general and administrative expenses for the three months ended June 30, 2005 were $3,100,827, an increase of $1,087,177 (54%) over the same period in 2004. The aggregate increase in such costs were principally related to
(i) additional selling, general and administrative expenses relating to Chicago Cycles, commencing April 30, 2004, including increases of approximately $557,000 in compensation payable to our salespersons and $103,000 in advertising expenses, during the three months ended June 30, 2005 and (ii) an approximate $26,000 increase in legal, accounting, auditing and other professional fees, during the three months ended June 30, 2005, which additional fees were primarily associated with the ongoing compliance and maintenance requirements of being a public company. Net interest expense increased approximately $29,550 to $246,909 in the three months ended June 30, 2005 as compared to the same period in 2004. This increase is primarily due to (i) interest payable by the Company relating to the loans we acquired to pay for Chicago Cycles and the Bridge Loan, and (ii) an increase in interest bearing floor plan inventory, and most significantly the addition of the floor plan inventory of Chicago Cycles.

Operating Income:

      We had income from operations before other income (expense) for the three months ended June 30, 2005 of $1,503,530, as compared to income from operations of $552,603 for the same period in 2004. This increase in income from operations during the three months ended June 30, 2005 as compared to the same period in 2004, is a result of greater sales volume and an increase in gross margin on our sales. Depreciation and amortization was approximately $91,500 for the three months ended June 30, 2005, as compared to $39,500 for the same period in 2004.

Income before Taxes:

      We had income before provision for taxes, for the three months ended June 30, 2005 of $1,263,191, as compared with income before provision for taxes of $341,719 for the same period in 2004. This increase in income before taxes during the three months ended June 30, 2005 as compared to the same period in 2004, is a result of our greater sales volume and an increase in gross margin on our sales. We had taxes of $173,000 for the three months ended June 30, 2005, as compared to taxes of $135,600 for the same period in 2004. This increase in taxes reflects our greater income during the three months ended June 30, 2005.

Net Income:

      We had net income of $1,090,191 for the three months ended June 30, 2005, as compared to net income of $206,119 for the same period in 2004. This increase in net income during the three months ended June 30, 2005 as compared to the same period in 2004, is a result of our greater sales volume and an increase in gross margin on our sales.

Liquidity and Capital Resources.

      Our primary source of liquidity has been cash generated by operations and borrowings under various credit facilities. At June 30, 2005, we had $469,588 in cash and cash equivalents, compared to $616,896 at March 31, 2005. Until required for operations, our policy is to invest excess cash in bank deposits and money market funds. Net working capital at June 30, 2005 was $(669,204) compared to $(1,495,999) at March 31, 2005. The Company's negative net working capital at June 30, 2005, was mostly attributable to its financing of the acquisition of Chicago Cycles acquisition through short-term debt, as well as an increase in floor plan financing, as a result of the additional inventory acquired in the Chicago Cycles acquisition.

      The Company receives floor plan financing from six different motorcycle manufacturers for whom the Company sells the manufacturers' products. The Company uses such floor plan financing to assist it in financing and carrying the Company's inventory necessary to achieve the Company's sales goals. Such manufacturer's collateral includes all unit inventory plus a general lien on all assets of Andrews Cycles and Chicago Cycles.

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

Item 3. Controls and Procedures

      The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. Our Chief Executive Officer and our Principal Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2004. They have concluded that, as of that date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.


                                   PART II
                              OTHER INFORMATION

Item 1. Legal Proceedings

      None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

      Effective as of June 16, 2005, we issued 10,000 restricted shares of common stock to each of one non-executive employee and one consultant, pursuant to stock compensation agreements, as and for compensation for services provided by these individuals. Neither of these individuals paid any amount of cash consideration for the shares of common stock issued to them. These shares were issued in reliance on the exemption provided under Section 4(2) of the Securities Act of 1933, as amended.

Item 3. Defaults upon Senior Securities

      None

Item 4. Submission of Matters to a Vote of Security Holders

      None

Item 5. Other Information

      None

Item 6. Exhibits

(a)   Exhibits (Filed herewith)

      31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-4(a))

      31.2 Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-4(a))

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


                                      GIANT MOTORSPORTS, INC.


Date: August 12, 2005                 /s/ Russell A. Haehn
                                      ------------------------------------------
                                      Name:  Russell A. Haehn
                                      Title: Chairman of the Board of Directors,
                                             Chief Executive Officer, Secretary
                                             and a Director
                                             (Principal Executive Officer)


Date: August 12, 2005                 /s/ Gregory A. Haehn
                                      ------------------------------------------
                                      Name:  Gregory A. Haehn
                                      Title: President, Chief Operating Officer,
                                             Treasurer, and a Director
                                             (Principal Financial Officer)