Form 10QSB
period 2005-09-30
GIANT MOTORSPORTS INC
filed 2005-11-14
CIK 1204947

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2005

                                       OR

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ___________

                        Commission File Number: 000-50243

                             GIANT MOTORSPORTS, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

           Nevada                                              33-1025552
--------------------------------------------------------------------------------
(State or Other Jurisdiction of                              (I.R.S. Employer
 Incorporation or Organization)                             Identification No.)

   13134 State Route 62, Salem, Ohio                                   44460
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                             (Zip Code)

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

Yes  |X| No |_|


As of November 11, 2005 the registrant had 10,445,000 shares of common stock, $.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes |_|; No |X|

GIANT MOTORSPORTS, INC.

                              INDEX TO FORM 10-QSB


                                                                            PAGE

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheet as of
September 30, 2005 (Unaudited)                                                 3

Condensed Consolidated Statements of Income
for the Nine and Three Months Ended September 30, 2005
and 2004 (Unaudited)                                                           5

Condensed Consolidated Statements of Cash Flow for the
Nine Months Ended September 30, 2005 and 2004 (Unaudited)                      6

Notes to Condensed Consolidated Financial Statements (Unaudited)               7

Item 2. Management's Discussion and Analysis or Plan of Operation             17

Item 3. Controls and Procedures                                               23

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                     23

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds           23

Item 3. Defaults upon Senior Securities                                       23

Item 4. Submission of Matters to a Vote of Security Holders                   23

Item 5. Other Information                                                     23

Item 6. Exhibits                                                              24

SIGNATURES                                                                    25

                                     PART I
                              FINANCIAL INFORMATION

Item 1.           Financial Statements

                             GIANT MOTORSPORTS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               September 30, 2005
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                       $   703,605
     Accounts receivable, net                                          3,375,001
     Accounts receivable, affiliates                                     249,966
     Inventories                                                      17,316,251
     Accounts receivable, employees                                       24,138
     Notes receivable, officers                                          147,216
     Deferred federal income taxes                                         8,500
     Prepaid expenses                                                     35,369
                                                                     -----------
                         TOTAL CURRENT ASSETS                         21,860,046
                                                                     -----------






FIXED ASSETS, NET                                                      1,845,008
                                                                     -----------







OTHER ASSETS
     Intangibles, net                                                  1,621,450
     Deferred federal income taxes                                         1,600
     Deposits                                                             48,000
                                                                     -----------
                         TOTAL OTHER ASSETS                            1,671,050
                                                                     -----------
                                                                     $25,376,104
                                                                     ===========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                             GIANT MOTORSPORTS, INC.
                CONDENSED CONSOLIDATED BALANCE SHEET (CONTINUED)
                               September 30, 2005
                                   (Unaudited)



                             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Notes payable                                                             $   674,863
     Notes payable, floor plans                                                 15,474,363
     Note payable, officer                                                         236,316
     Accounts payable, trade                                                     1,773,410
     Accrued expenses                                                              314,656
     Accrued warranty                                                               22,500
     Accrued income taxes                                                          694,300
     Customer deposits                                                             352,142
     Current portion of long-term debt                                             214,760
                                                                               -----------
                        TOTAL CURRENT LIABILITIES                               19,757,310






LONG-TERM DEBT, NET                                                                837,600
                                                                               -----------
                        TOTAL LIABILITIES                                       20,594,910
                                                                               -----------


COMMITMENTS - NOTE J


STOCKHOLDERS' EQUITY
     Preferred stock, $.001 par value, authorized 5,000,000 shares,
          5,000 shares designated as Series A Convertible,
          $1,000 stated value, 2,870 shares issued and outstanding at
          September 30, 2005                                                     2,870,000
     Common stock, $.001 par value, authorized 75,000,000 shares
          10,445,000 shares at issued and outstanding at September 30, 2005         10,445
     Paid-in capital                                                               719,114
     Retained earnings                                                           1,181,635
                                                                               -----------
                        TOTAL STOCKHOLDERS' EQUITY                               4,781,194
                                                                               -----------
                                                                               $25,376,104
                                                                               ===========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                             GIANT MOTORSPORTS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) For
            the nine and three months ended September 30, 2005 and 2004


                                                            Nine Months Ended               Three Months Ended
                                                       September 30,   September 30,   September 30,   September 30,
                                                           2005            2004            2005            2004
                                                       ------------    ------------    ------------    ------------
                                                        (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
OPERATING INCOME
    Sales                                              $ 81,480,719    $ 58,937,527    $ 26,397,387    $ 25,773,937
    Finance, insurance and extended service revenues      2,304,164       1,339,985         852,118         551,150
                                                       ------------    ------------    ------------    ------------
       TOTAL OPERATING INCOME                            83,784,883      60,277,512      27,249,505      26,325,087

COST OF MERCHANDISE SOLD                                 73,271,992      52,996,143      23,331,187      23,099,271
                                                       ------------    ------------    ------------    ------------
       GROSS PROFIT                                      10,512,891       7,281,369       3,918,318       3,225,816
                                                       ------------    ------------    ------------    ------------

OPERATING EXPENSES
    Selling expenses                                      5,788,545       3,705,101       2,176,542       1,762,275
    General and administrative expenses                   2,931,266       1,916,998       1,060,287         741,949
                                                       ------------    ------------    ------------    ------------
                                                          8,719,811       5,622,099       3,236,829       2,504,224
                                                       ------------    ------------    ------------    ------------
       INCOME FROM OPERATIONS                             1,793,080       1,659,270         681,489         721,592
                                                       ------------    ------------    ------------    ------------

OTHER INCOME AND (EXPENSE)
    Other income, net                                        99,560          17,313          65,420           9,940
    Interest expense, net                                  (601,933)       (508,369)       (181,183)       (202,296)
                                                       ------------    ------------    ------------    ------------
                                                           (502,373)       (491,056)       (115,763)       (192,356)
                                                       ------------    ------------    ------------    ------------
       INCOME BEFORE INCOME TAXES                         1,290,707       1,168,214         565,726         529,236

INCOME TAXES                                                413,000         485,700         240,000         240,100
                                                       ------------    ------------    ------------    ------------
       NET INCOME ATTRIBUTABLE TO
       COMMON SHAREHOLDERS                             $    877,707    $    682,514    $    325,726    $    289,136
                                                       ============    ============    ============    ============

       BASIC EARNINGS PER SHARE                        $       0.08    $       0.07    $       0.03    $       0.03
                                                       ============    ============    ============    ============

       DILUTED EARNINGS PER SHARE                      $       0.07    $       0.06    $       0.03    $       0.03
                                                       ============    ============    ============    ============

       WEIGHTED AVERAGE SHARES OUTSTANDING

       BASIC                                             10,432,839      10,425,000      10,445,000      10,425,000
                                                       ============    ============    ============    ============
       DILUTED                                           11,748,223      11,351,740      12,380,869      11,425,000
                                                       ============    ============    ============    ============


The accompanying notes are an integral part of the condensed consolidated financial statements.

                             GIANT MOTORSPORTS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
              For the nine months ended September 30, 2005 and 2004


                                                                            2005            2004
                                                                        ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
       Net income                                                       $    877,707    $    682,514
       Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
       Depreciation                                                          238,789         109,420
       Amortization                                                           97,500              --
       Deferred federal income taxes                                         (39,000)       (273,300)
       Issuance of common stock for services                                  11,600              --
       (Increase) in accounts receivable, net                               (909,632)     (2,793,656)
       (Increase) in accounts receivable, employees                          (24,138)             --
       (Increase) in inventories                                            (778,164)     (3,257,721)
       (Increase) decrease in accounts receivable affiliates                (184,143)        315,343
       (Increase) decrease in prepaid expenses                                26,506         (91,339)
       Decrease (increase) in deposits                                        19,240         (25,000)
       Increase (decrease) in customer deposits                                8,002         656,883
       Increase in deferred service contract income                               --         765,170
       Increase in accounts payable trade                                    546,424         167,102
       Increase in accounts payable affiliate                                     --              --
       Increase in accrued income taxes                                      301,000         559,000
       Increase in accrued expenses                                          142,375          66,094
       Decrease in accrued warranty                                          (67,500)             --
                                                                        ------------    ------------
            NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES              266,566      (3,119,490)
                                                                        ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
       Purchase of fixed assets                                             (734,558)       (681,243)
       Covenant not to compete incurred                                     (130,000)             --
                                                                        ------------    ------------
            NET CASH (USED IN) INVESTING ACTIVITIES                         (864,558)       (681,243)
                                                                        ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
       Short-term borrowings (payments) on notes                            (750,137)         24,000
       Increase (decrease) in floor plan liability                        (2,314,343)      3,705,464
       Long-term borrowings on note                                               --       1,250,000
       Payments on long-term debt                                           (158,667)        (66,830)
       Payments on note payable to officer                                    (7,256)             --
       (Increase) decrease in notes receivable from officers                 106,813        (122,842)
       Distributions                                                              --        (366,000)
       Net proceeds from preferred stock issuance                          2,563,000              --
       Issue 1,000,000 stock warrants                                             --          15,000
       Repurchase 8,000,000 shares of common stock                                --         (21,250)
                                                                        ------------    ------------
            NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES             (560,590)      4,417,542
                                                                        ------------    ------------
            NET INCREASE (DECREASE) IN CASH AND CASH EQ                   (1,158,582)        616,809

       CASH AND CASH EQUIVALENTS, beginning of Period                      1,862,187         587,917
                                                                        ------------    ------------
       CASH AND CASH EQUIVALENTS, end of Period                         $    703,605    $  1,204,726
                                                                        ============    ============





OTHER SUPPLEMENTARY CASH FLOW INFORMATION
       Short-term borrowings incurred for the acquisition of assets     $         --    $  1,675,000
                                                                        ============    ============
       Note payable to officer incurred for the acquisition of assets   $    243,572    $         --
                                                                        ============    ============
       Income taxes paid                                                $    151,000    $         --
                                                                        ============    ============
       Interest paid                                                    $    395,406    $    515,720
                                                                        ============    ============
       Stock issued for outside services                                $     11,600    $         --
                                                                        ============    ============

The accompanying notes are an integral part of the condensed consolidated financial statements.

                             GIANT MOTORSPORTS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2005 and 2004
                                   (UNAUDITED)


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

Organization:

Giant Motorsports, Inc. (the Company), through its wholly-owned subsidiaries, W.W. Cycles, Inc. doing business as Andrews Cycles and Chicago Cycles, Inc. doing business as Chicago Cycle Center, operates two retail dealerships of motorcycles, all terrain vehicles, scooters and personal watercraft in northeastern Ohio and northern Illinois. On December 30, 2003, the stockholders of W.W. Cycles, Inc. entered into a Stock Purchase and Reorganization Agreement in which effective January 16, 2004 W.W. Cycles, Inc. was issued an aggregate of 8,000,000 restricted shares of common stock, $.001 par value, of American Busing Corporation in exchange for all of the outstanding shares of the common stock of the Company, resulting in W.W. Cycles, Inc. becoming a wholly-owned subsidiary of American Busing Corporation, an inactive public company. The acquisition was accounted for as a reverse merger whereby, for accounting purposes, WW Cycles, Inc. is considered the accounting acquirer and the historical financial statements of WW Cycles, Inc. became the historical financial statements of Giant Motorsports, Inc. Effective April 5, 2004 American Busing Corporation changed its name to Giant Motorsports, Inc. On April 30, 2004, Giant Motorsports, Inc. acquired substantially all of the assets and certain liabilities of Chicago Cycle Center pursuant to an Asset Purchase Agreement and entered into a Noncompetition Agreement with one of the former owners and entered into an Employment Agreement with the other former owner.

                             GIANT MOTORSPORTS, INC.

                           September 30, 2005 and 2004
                                   (UNAUDITED)

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

Allowance for Doubtful Accounts:
Accounts are written off when management determines that an account is uncollectible. Recoveries of accounts previously written off are recorded when received. An estimated allowance for doubtful accounts is determined to reduce the Company's receivables to their carrying value, which approximates fair value. The allowance is estimated based on historical collection experience, specific review of individual customer accounts, and current economic and business conditions. Historically, the Company has not incurred any significant credit related losses. Management has determined that an allowance of $25,000 is necessary at September 30, 2005.

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

                             GIANT MOTORSPORTS, INC.

                           September 30, 2005 and 2004
                                   (UNAUDITED)


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

The Company's policy is to review the amount of credit exposure to any one financial institution and place investments with financial institutions evaluated as being creditworthy. In the ordinary course of business, the Company has bank deposits and overnight repurchase agreements that may exceed federally insured limits. At September 30, 2005, the Company had $1,762,088 in excess of the federally insured limit.

                             GIANT MOTORSPORTS, INC.

                           September 30, 2005 and 2004
                                   (UNAUDITED)


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

Depreciation of property and equipment and amortization of leasehold improvements are provided using the straight-line method over the following estimated useful lives:

                  Fixtures, and equipment.................  3-7    years
                  Vehicles ...............................    5    years
                  Leasehold Improvements..................   10    years

Impairment of Long-Lived Assets:
Long-lived assets are reviewed for impairment whenever events such as product discontinuances, product dispositions or other changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds the sum of non-discounted cash flows expected to result from the asset's use and eventual disposition. An impairment loss is measured as the amount by which the carrying amount exceeds its fair value, which is typically calculated using discounted expected future cash flows. The discount rate to these cash flows is based on the Company's weighted average cost of capital, which represents the blended after-tax costs of debt and equity. There were no indications of impairments at September 30, 2005.

Income Taxes:
Income taxes are calculated using the liability method specified by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

At September 30, 2005, income taxes are provided for amounts currently due and deferred amounts arising from temporary differences between income for financial reporting and income tax purposes.

                             GIANT MOTORSPORTS, INC.

                           September 30, 2005 and 2004
                                   (UNAUDITED)


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising Costs:
Advertising costs are expensed when incurred. Charges to operations amounted to $1,653,923 and $815,241 for the nine months ended September 30, 2005 and 2004 respectively.

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

The following is a reconciliation of the computation for basic and diluted EPS:

                                                                  Nine Months Ended
                                                              September 30  September 30
                                                                  2005          2004
                                                               -----------   -----------
        Net Income                                             $   877,707   $   682,514
                                                               ===========   ===========

Weighted-average common shares outstanding (Basic)              10,432,839    10,425,000

        Weighted-average common stock equivalents:
                           Warrants                              1,315,384       926,740
                                                               -----------   -----------

        Weighted-average common shares outstanding (Diluted)    11,748,223    11,351,740
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

                             GIANT MOTORSPORTS, INC.

                           September 30, 2005 and 2004
                                   (UNAUDITED)



NOTE B - ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of receivables due from customers and dealers, manufactures, employees, and finance companies for contracts in transit and is net of an allowance for doubtful accounts of $25,000 at September 30, 2005.

NOTE C - INVENTORIES

Inventories consisted of vehicles and parts and accessories.

NOTE D - FIXED ASSETS

Fixed assets consisted of the following:
                                                               September 30
                                                                    2005
                                                               ------------

Fixtures and equipment                                         $  1,885,531
Vehicles                                                            350,747
Leasehold improvements                                              264,328
                                                               ------------
                                                                  2,500,606
Less accumulated depreciation                                       655,598
                                                               ------------
                                            NET FIXED ASSETS   $  1,845,008
                                                               ============

Depreciation expense charged to operations amounted to $238,789 for the nine months ended September 30, 2005.

NOTE E - NOTES RECEIVABLE OFFICERS

Notes receivable officers consisted of advances to officers and advances to companies that the officers own bearing interest at 6% with no stipulated repayment terms. Interest income on these notes amounted to $8,259 for the nine months ended September 30, 2005. It is anticipated the loans will be repaid by December 31, 2005. The interest income is "netted" against interest expense for financial statement purposes.

                             GIANT MOTORSPORTS, INC.

                           September 30, 2005 and 2004
                                   (UNAUDITED)




NOTE F - NOTES PAYABLE - FLOOR PLANS

The Company has various floor plan financing agreements aggregating $15,474,363 at September 30, 2005. Interest is payable monthly and fluctuates with prime and varies based on the type of unit financed and the length of time the unit remains on the floor plan (ranging from 3% to 18% at September 30, 2005). Principle payments are due upon the sale of the specific unit financed. The floor plans are collateralized by substantially all corporate assets.

NOTE G - NOTES PAYABLE

Notes payable consisted of a $425,000 loan payable to Kings Motorsports, Inc. at September 30, 2005 for the purchase of the assets of Chicago Cycles, Inc. bearing interest at 6%, payable in full April 30, 2005. This note has been renegotiated with regards to the repayment terms. It has been extended until April 2006. The note has been paid in full as of October 13, 2005.

The Company has a $250,000 revolving line of credit with a bank, which aggregates $249,863 at September 30, 2005. The revolving line of credit has no stipulated repayment terms. This loan bears interest at prime (6.75% at September 30, 2005) plus one percent and is collateralized by substantially all of the Company's assets.

NOTE H - NOTE PAYABLE - OFFICER

Note payable to officer consisted of non-interest bearing advances from an officer of the Company with no stipulated repayment terms. It is anticipated the loans will be repaid by December 31, 2005.

NOTE I - LONG-TERM DEBT

Long-term debt consisted of various notes aggregating $1,052,360 at September 30, 2005. This amount matures at various times ranging from 2005 to 2009, bearing interest at various rates ranging from 7.25% to 8% per year. The notes are collateralized by substantially all of the Company's assets. The short-term portion of long-term debt amounted to $214,760 as of September 30, 2005.

                             GIANT MOTORSPORTS, INC.

                           September 30, 2005 and 2004
                                   (UNAUDITED)

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

The following is a summary of future minimum lease payments under operating leases that have initial or remaining noncancellable terms in excess of one year as of September 30, 2005:

                  YEAR ENDING                  AMOUNT
                  -----------                  -------

                     2005                   $     156,367
                     2006                         875,093
                     2007                         947,209
                     2008                         986,159
                     2009                       1,009,810
                     2010                       1,032,905
                                            -------------
                                            $   5,007,542
                                            =============

NOTE L - INCOME TAXES

Income taxes (credit) consisted of the following:

                                                 2005
                                           -------------
                                               Federal:


          Current                          $     411,000
          Deferred                               (31,500)
                                           -------------
                                                 379,500
                                           -------------
          State:

          Current                                 41,000
          Deferred                                (7,500)
                                           -------------
                                                  33,500
                                           -------------
                                TOTAL      $     413,000
                                           =============

Income taxes paid amounted to $151,000 for the nine months ended September 30, 2005.

                             GIANT MOTORSPORTS, INC.

                           September 30, 2005 and 2004
                                   (UNAUDITED)

NOTE K - INCOME TAXES (CONTINUED)

Deferred tax assets (liabilities) consisted of the following:

                                                                        2005
                                                                      --------
     Deferred tax assets - current and long-term:

            Goodwill and depreciation                                 $  1,600
                                                                      ========

NOTE L - RELATED PARTY TRANSACTIONS

Related Party Transactions:

        Accounts receivable, affiliates consisted of the following:
                                                                         2005
                                                                      --------
              Noninterest bearing advances to Marck's Real
                  Estate, LLC., a limited liability company
                  affiliated through common ownership
                    interest to be repaid within one year             $249,966
                                                                      ========

Note receivable officers amounted to $147,261 at September 30, 2005 (See Note
E).

Note payable officer amounted to $236,316 at September 30, 3005 (See Note I).

The Company leases its Ohio subsidiary retail facility from a shareholder under a five-year agreement with two five-year renewal terms. Charges to operations amounted to $171,000 for the nine months ended September 30, 2005.

NOTE M - COMMON STOCK

The Company has 75,000,000 shares of common stock authorized, with 10,445,000 shares issued and outstanding at September 30, 2005. During the nine months ended September 30, 2005, the Company issued 10,000 shares of common stock each to two individuals who have performed outside services for the Company. The stock was issued on June 16, 2005 when the fair market value of the stock was $0.57 per share.

NOTE N - PREFERRED STOCK

The Company has 5,000,000 shares of preferred stock authorized, with a par value of $.001 per share. Of such 5,000,000 shares of authorized preferred stock, 5,000 shares have been designated as Series A Convertible Preferred Stock, of which 2,870 shares are issued and outstanding at September 30, 2005. On September 16, 2005, the Company issued 2,870 shares of Series A Convertible Stock, with a stated value of $1,000 per share, to accredited investors in a private placement offering. Each share of Series A Convertible Preferred Stock is convertible into 2,000 shares of the Company's common stock at September 30, 2005. The Company also issued in the private placement (i) warrants allowing the investors to purchase up to 5,740,000 shares of the Company's common stock and (ii) an option allowing the placement agent to purchase 287 shares of Series A Convertible Preferred Stock and warrants to purchase up to 574,000 shares of common stock.

                             GIANT MOTORSPORTS, INC.

                           September 30, 2005 and 2004
                                   (UNAUDITED)


NOTE O - SUBSEQUENT EVENTS

The Company has renegotiated the terms and payoff amount with Kings Motorsports, Inc. The balance of the loan, which amounted to $425,000, was due in full on April 30, 2005. The balance was subsequently paid in full on October 13, 2005.

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

      Together with our two wholly-owned subsidiaries, we own and operate two retail power sports superstores. Our core brands include Suzuki, Yamaha, Honda, Ducati and Kawasaki. Our superstores operate under the names "Andrews Cycles" and "Chicago Cycles." Andrews Cycles is located in Salem, Ohio, has approximately 50 employees and operates from an approximately 75,000 square foot facility. Chicago Cycles is located in the Chicago metropolitan area, has approximately 81 employees and operates from an approximately 95,000 square foot facility in Skokie, Illinois, pursuant to a ten-year lease we entered into in October 2004.

Loan Transactions.

      On April 30, 2004, we paid $1,675,000 of the purchase price for Chicago Cycles by issuing to Kings Motorsports a 6% $1,675,000 aggregate principal amount note (the "Note"), which Note initially provided for payment as follows:
(i) $500,000 on July 29, 2004, (ii) $250,000 on October 27, 2004, and (iii) the
remaining $925,000, plus accrued but unpaid interest on April 30, 2005. We repaid all outstanding principal and interest on the Note, remaining due and payable, on October 13, 2005.

      To fund the amount payable at closing for Chicago Cycles, we borrowed $1,250,000 from The Fifth Third Bancorp Bank (the "Bank"), pursuant to a term loan. This loan, which initially matured on May 31, 2004, was refinanced with the Bank through a term loan amortized over a 72 month period, but is payable in full on May 31, 2007, bearing interest at prime plus one percent (7.75% at September 30, 2005). Our payment obligations under this term loan also are personally guaranteed by Russell Haehn and Gregory Haehn. This loan is also secured by a first priority lien on all of our assets (including, without limitation, the Chicago Cycles assets). As of September 30, 2005, the outstanding amount of this term loan, including accrued interest thereon, was $1,041,680.

      On April 20, 2004, pursuant to a $500,000 aggregate principal amount promissory note bearing interest at the rate of fourteen (14%) percent per annum (the "Bridge Note"), we received, from a third party, an aggregate principal amount bridge loan (the "Bridge Loan"). All outstanding principal on the Bridge Note was due on October 15, 2004. To secure the repayment of principal and interest on the Bridge Note, each of Russell Haehn and Gregory Haehn (i) pledged to the lender 150,000 shares (300,000 shares in the aggregate) of common stock owned by each of them, and (ii) guaranteed all of our payment obligations to the lender. As partial consideration for the Bridge Loan, we issued to the lender a five-year warrant to purchase 100,000 shares of common stock, at an exercise price of $2.25 per share. We also granted the lender certain piggyback registration rights with respect to the shares of common stock underlying the warrant. We used the $500,000 Bridge Loan proceeds for working and operating capital. On October 15, 2004, we repaid $250,000 of the principal amount outstanding under the Bridge Loan. Pursuant to a letter agreement entered into with the lender on October 6, 2004, payment of the remaining $250,000 of principal and all accrued interest thereon was extended until January 15, 2005. We paid the lender $2,500 in consideration for the extension. In September 2005, the lender assigned its rights to $50,000 of the $250,000 principal amount then outstanding to an affiliate of the lender, who in turn converted it into Series A Preferred Shares and Series A Warrants in our September 2005 Private Placement. On September 20, 2005, we used net proceeds from our September 2005 Private Placement, in the amount of $203,383.26 to repay the remaining outstanding principal amount of the Bridge Loan and all accrued and unpaid interest thereon.

      We also have obtained two revolving lines of credit with the Bank, each in the maximum amount of $250,000. The lines of credit bear interest at the rates of 14% per annum and prime plus one percent (7.75% at September 30, 2005), respectively, and have no stipulated repayment terms. At September 30, 2005, the aggregate amount of principal and interest outstanding on these credit lines was $249,863. These lines of credit are secured by a lien on substantially all of our assets.

Financing Activities.

      In September 2005, the Company sold to accredited investors, in a private placement offering (the "September 2005 Private Placement"), 2,870 Series A Preferred Shares and warrants to purchase up to of 5,740,000 shares of common stock (the "Series A Warrants"), resulting in the receipt by the Company of $2,820,000 of gross cash proceeds. These securities are convertible into the shares of our common stock. After deduction of all offering expenses for the September 2005 Private Placement, including the placement agent's commissions and a nonaccountable expense allowance, the Company received net proceeds of $2,485,163. The Company used these net proceeds for debt repayment, legal fees, and general working capital purposes.

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

Results of Operations.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Revenues:

      Revenues for the nine months ended September 30, 2005 were $83,784,883 representing an increase of $23,507,371 (39%) from the $60,277,512 reported for the nine months ended September 30, 2004. Our results were impacted significantly, in a positive manner, by the acquisition of Chicago Cycles on April 30, 2004, and the inclusion of the additional revenues generated by Chicago Cycles during the nine months ended September 30, 2005. These results also reflect a generally higher level of sales activities at both of our locations and our move to the larger facility in Chicago. Additionally, our sales increase can also be attributed to our aggressive marketing and advertising campaigns.

Cost of Sales:

      Cost of sales for the nine months ended September 30, 2005 increased by $20,275,849 (38%) from 2004. This increase reflects the additional cost of units needed to realize the increase in sales, and is also significantly impacted by the inclusion of the costs of Chicago Cycles' sales beginning in April 30, 2004, and our move to the larger facility in Chicago.

Operating Expenses:

      Selling, general and administrative expenses for the nine months ended September 30, 2005 were $8,719,811, an increase of $3,097,712 (55%) over the same period in 2004. The aggregate increase in such costs were principally related to (i) additional selling, general and administrative expenses relating to Chicago Cycles, commencing April 30, 2004, including increases of approximately $671,000 in compensation payable to our salespersons and $1,307,000 in advertising expenses, during the nine months ended September 30, 2005 and (ii) an approximate $85,000 increase in legal, accounting, auditing and other professional fees, during the nine months ended September 30, 2005, which additional fees were primarily associated with the ongoing compliance and maintenance requirements of being a public company and our September 2005 Private Placement. Net interest expense increased approximately $93,564 to $601,933 in the nine months ended September 30, 2005 as compared to the same period in 2004. This increase is primarily due to (i) interest payable by the Company relating to the loans we acquired to pay for Chicago Cycles and the Bridge Loan, and (ii) an increase in interest bearing floor plan inventory, and most significantly the addition of the floor plan inventory of Chicago Cycles.

Operating Income:

      We had income from operations before other income (expense) for the nine months ended September 30, 2005 of $1,793,080, as compared to income from operations of $1,659,270 for the same period in 2004. This increase in income from operations during the nine months ended September 30, 2005 as compared to the same period in 2004, is a result of greater sales volume and an increase in gross margin on our sales. Depreciation and amortization was approximately $239,000 for the nine months ended September 30, 2005, as compared to $109,500 for the same period in 2004.

Income before Taxes:

      We had income before provision for taxes, for the nine months ended September 30, 2005 of $1,290,707, as compared with income before provision for taxes of $1,168,214 for the same period in 2004. This increase in income before taxes during the nine months ended September 30, 2005 as compared to the same period in 2004, is a result of our greater sales volume and an increase in gross margin on our sales. We had taxes of $413,000 for the nine months ended September 30, 2005, as compared to taxes of $485,700 for the same period in 2004. Income taxes during the current period were reduced due in part to a net operating loss carryforward from the first quarter of 2005.

Net Income:

      We had net income of $877,707 for the nine months ended September 30, 2005, as compared to net income of $682,514 for the same period in 2004. This increase in net income during the nine months ended September 30, 2005 as compared to the same period in 2004, is a result of our greater sales volume, an increase in gross margin on our sales, and the reduced income taxes for the current period.

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Revenues:

      Revenues for the three months ended September 30, 2005 were $27,249,505 representing an increase of $924,418 (4%) from the $26,325,087 reported for the three months ended September 30, 2004. Our results, during the three months ended September 30, 2005, were impacted, in a positive manner, by a generally higher level of sales activities at both of our locations and our move to the larger facility in Chicago. Additionally, our sales increase can also be attributed to our aggressive marketing and advertising campaigns.

Cost of Sales:

      Cost of sales for the three months ended September 30, 2005 increased by $231,916 (1%) from 2004. This increase reflects the additional cost of units needed to realize the increase in sales, and is also impacted by our move to the larger facility in Chicago.

Operating Expenses:

      Selling, general and administrative expenses for the three months ended September 30, 2005 were $3,236,829, an increase of $732,605 (29%) over the same period in 2004. The aggregate increase in such costs were principally related to
(i) additional selling, general and administrative expenses relating to Chicago Cycles, commencing April 30, 2004, including increases of approximately $230,000 in compensation payable to our salespersons and $588,000 in advertising expenses, during the three months ended September 30, 2005 and (ii) an approximate $35,000 increase in legal, accounting, auditing and other professional fees, during the three months ended September 30, 2005, which additional fees were primarily associated with the ongoing compliance and maintenance requirements of being a public company and our September 2005 Private Placement. Net interest expense decreased approximately $21,113 to $181,183 in the three months ended September 30, 2005 as compared to the same period in 2004. This decrease is primarily due to a significant reduction in our floor plan financing liability.

Operating Income:

      We had income from operations before other income (expense) for the three months ended September 30, 2005 of $681,489, as compared to income from operations of $721,592 for the same period in 2004. This decrease in income from operations during the three months ended September 30, 2005 as compared to the same period in 2004, is primarily attributable to a relatively small increase in the gross margin on our sales during the three months ended September 30, 2005 as compared to the same period in 2004, along with a significant increase in our selling, general and administrative expenses, during the three months ended September 30, 2005. Depreciation and amortization was approximately $125,500 for the three months ended September 30, 2005, as compared to $49,550 for the same period in 2004.

Income before Taxes:

      We had income before provision for taxes, for the three months ended September 30, 2005 of $565,726, as compared with income before provision for taxes of $529,236 for the same period in 2004. This increase in income before taxes during the three months ended September, 2005 as compared to the same period in 2004, is almost entirely attributable to an increase of $55,480 in other income, resulting from the Company's recapture of forfeited customer deposits, and the $21,113 decrease in net interest expense, during those comparable periods. We had taxes of $240,000 for the three months ended September 30, 2005, as compared to taxes of $240,100 for the same period in 2004. This reflects the small percentage increase in income for those periods.

Net Income:

      We had net income of $325,726 for the three months ended September 30, 2005, as compared to net income of $289,136 for the same period in 2004. This increase in net income during the three months ended September 30, 2005 as compared to the same period in 2004, is primarily attributable to the same factors that attributed to the increase in net income before taxes for those comparable periods.

Liquidity and Capital Resources.

      Our primary source of liquidity has been cash generated by operations and borrowings under various credit facilities. At September 30, 2005, we had $703,605 in cash and cash equivalents, compared to $469,588 at June 30, 2005. Until required for operations, our policy is to invest excess cash in bank deposits and money market funds. Net working capital at September 30, 2005 was $2,102,736 compared to $(669,204) at June 30, 2005. The Company's significant increase in net working capital at September 30, 2005 as compared to at June 30, 2005, was mostly attributable to the $2,485,163 in net proceeds raised by the Company in its September 2005 Private Placement, which, among other things, was used to repay some of the Company's outstanding indebtedness.

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


                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings

      None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

      Information is provided in our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 22, 2005.

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


                                            GIANT MOTORSPORTS, INC.


Date:  November 11, 2005           /s/ Russell A. Haehn
                                   --------------------------------------------
                                   Name:    Russell A. Haehn
                                   Title:   Chairman of the Board of Directors,
                                            Chief Executive Officer, Secretary
                                            and a Director
                                            (Principal Executive Officer)


Date:  November 14, 2005           /s/ Gregory A. Haehn
                                   --------------------------------------------
                                   Name:    Gregory A. Haehn
                                   Title:   President, Chief Operating Officer,
                                            Treasurer, and a Director
                                            (Principal Financial Officer)