Form 10-Q/A
period 2005-03-31
GIANT MOTORSPORTS INC
filed 2006-01-23
CIK 1204947

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2005

                                       OR

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______________ to
      _______________

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

                                 (440) 332-8534
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

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

Yes |_| No |X|

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

As of January 20, 2006 the registrant had 10,445,000 shares of common stock, $.001 par value, issued and outstanding.

                             GIANT MOTORSPORTS, INC.

                              INDEX TO FORM 10-Q/A

                                                                                Page No.
PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements

      Condensed Consolidated Balance Sheets as of March 31, 2005 (Unaudited)
        and December 31, 2004 (Audited)                                             3

      Condensed Consolidated Statements of Operations for the Three Months
        Ended March 31, 2005 and 2004 (Unaudited)                                   5

      Condensed Consolidated Statements of Cash Flow for the Three Months
        Ended March 31, 2005 and 2004 (Unaudited)                                   6

      Notes to Condensed Consolidated Financial Statements                          7

Item 2.           Management's Discussion and Analysis of Financial
                  Conditions and Results of Operations                             18

Item 3.           Quantitative and Qualitative Disclosures about Market Risk       26

Item 4.           Controls and Procedures                                          27


PART II. OTHER INFORMATION

Item 1.           Legal Proceedings                                                28

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds      28

Item 3.           Defaults upon Senior Securities                                  28

Item 4.           Submission of Matters to a Vote of Security Holders              28

Item 5.           Other Information                                                28

Item 6.           Exhibits                                                         28


SIGNATURES                                                                         29

                             GIANT MOTORSPORTS, INC.


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                GIANT MOTORSPORTS, INC.

                        CONDENSED CONSOLIDATED BALANCE SHEETS


                                                         March 31, 2005        Dec. 31, 2004
                                                          (Unaudited)            (Audited)
                                                         --------------       --------------

                                        ASSETS

CURRENT ASSETS
     Cash and cash equivalents                           $      618,986       $    1,862,187
     Accounts receivable, net                                 3,345,721            2,465,369
     Accounts receivable, affiliates                             65,823               65,823
     Inventories                                             22,903,101           16,538,087
     Accounts receivable, employees                              91,579                   --
     Deferred federal income taxes                                8,500                8,500
     Note receivable, officer                                   161,790              254,029
     Prepaid expenses                                            20,223               61,875
                                                         --------------       --------------
     TOTAL CURRENT ASSETS                                    27,215,723           21,255,870
                                                         --------------       --------------





FIXED ASSETS, NET                                             1,408,217            1,105,667
                                                         --------------       --------------






OTHER ASSETS
     Intangibles, net                                         2,026,450            1,588,950
     Deposits                                                    84,442               67,240
                                                         --------------       --------------
     TOTAL OTHER ASSETS                                       2,110,892            1,656,190
                                                         --------------       --------------
                                                         $   30,734,832       $   24,017,727
                                                         ==============       ==============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                              GIANT MOTORSPORTS, INC.

                                                                                       March 31, 2005     Dec. 31, 2004
                                                                                         (Unaudited)         (Audited)
                                                                                      ----------------    ----------------
                       LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
     Notes payable                                                                    $      1,425,000    $      1,425,000
     Notes payable, floor plans                                                             23,799,965          17,788,706
     Accounts payable, trade                                                                 1,714,245           1,226,986
     Accrued expenses                                                                          290,376             172,281
     Accrued income taxes                                                                      325,300             393,300
     Deferred service contract income                                                           67,500              90,000
     Customer deposits                                                                         624,576             344,140
     Current portion of non-compete agreement                                                  250,000                  --
     Current portion of long-term debt                                                         214,760             214,760
                                                                                      ----------------    ----------------
     TOTAL CURRENT LIABILITIES                                                              28,711,722          21,655,173


DEFERRED FEDERAL INCOME TAXES                                                                   37,400              37,400

LONG-TERM PORTION OF NON-COMPETE AGREEMENT                                                     250,000                  --

LONG-TERM DEBT, NET                                                                            945,033             996,267
                                                                                      ----------------    ----------------
     TOTAL LIABILITIES                                                                      29,944,155          22,688,840
                                                                                      ----------------    ----------------


COMMITMENTS                                                                                         --                  --


STOCKHOLDERS' EQUITY
     Common stock, $.001 par value, authorized 75,000,000 shares, 10,425,000
          shares issued and outstanding at March 31, 2005 and December 31, 2004                 10,425              10,425
     Paid-in capital                                                                         1,014,534           1,014,534
     Retained earnings (deficit)                                                              (234,282)            303,928
                                                                                      ----------------    ----------------
     TOTAL STOCKHOLDERS' EQUITY                                                                790,677           1,328,887
                                                                                      ----------------    ----------------
                                                                                      $     30,734,832    $     24,017,727
                                                                                      ================    ================



The accompanying notes are an integral part of these condensed consolidated financial statements.

                             GIANT MOTORSPORTS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

               For the three months ended March 31, 2005 and 2004

                                                           2005             2004
                                                        (Unaudited)      (Unaudited)
                                                        ------------    ------------
OPERATING INCOME
     Sales                                              $ 20,426,807    $ 10,996,090
     Finance, insurance and extended service revenues        291,200         204,072
                                                        ------------    ------------
        TOTAL OPERATING INCOME                            20,718,007      11,200,162

COST OF MERCHANDISE SOLD                                  18,727,791       9,710,863
                                                        ------------    ------------
        GROSS PROFIT                                       1,990,216       1,489,299
                                                        ------------    ------------

OPERATING EXPENSES
     Selling expenses                                      1,466,384         596,063
     General and administrative expenses                     915,771         508,161
                                                        ------------    ------------
                                                           2,382,155       1,104,224
                                                        ------------    ------------
        INCOME (LOSS) FROM OPERATIONS                       (391,939)        385,075
                                                        ------------    ------------

OTHER INCOME AND (EXPENSES)
     Other income, net                                        27,570             898
     Interest expense, net                                  (173,841)        (88,714)
                                                        ------------    ------------
                                                            (146,271)        (87,816)
                                                        ------------    ------------
        INCOME (LOSS) BEFORE INCOME TAXES                   (538,210)        297,259

INCOME TAXES                                                      --         110,000
                                                        ------------    ------------
        NET INCOME (LOSS) ATTRIBUTABLE TO
        COMMON SHAREHOLDERS                             $   (538,210)   $    187,259
                                                        ============    ============

        BASIC EARNINGS (LOSS) PER SHARE                 $      (0.05)   $       0.02
                                                        ============    ============

        DILUTED EARNINGS PER SHARE                      $         --    $         --
                                                        ============    ============

        WEIGHTED AVERAGE SHARES OUTSTANDING               10,425,000      10,425,000
                                                        ============    ============

        BASIC                                             10,425,000      10,425,000
                                                        ============    ============
        DILUTED                                           10,425,000      11,202,778
                                                        ============    ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                             GIANT MOTORSPORTS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

               For the three months ended March 31, 2005 and 2004

                                                                          2005              2004
                                                                       (Unaudited)       (Unaudited)
                                                                      --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                                $     (538,210)   $      187,259
     Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Depreciation                                                             56,786            20,374
     Amortization                                                             62,500                --
     Deferred federal income taxes                                                --           (16,000)
     (Increase) in accounts receivable, net                                 (971,931)       (1,223,584)
     (Increase) in inventories                                            (6,365,014)       (1,359,200)
     Increase (decrease) in floor plan liability                           6,011,259         1,760,837
     (Increase) decrease in prepaid expenses                                  41,652           (56,017)
     Increase (decrease) in customer deposits                                280,436           (48,793)
     (Decrease) in accrued warranty                                          (22,500)               --
     Increase in accounts payable trade                                      487,259            38,273
     Increase (decrease) in accrued income taxes                             (68,000)          126,000
     Increase in accrued expenses                                            118,095            10,899
                                                                      --------------    --------------
     NET CASH (USED IN) OPERATING ACTIVITIES                                (907,668)         (559,952)
                                                                      --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of fixed assets                                               (359,336)          (27,527)
     Decrease in accounts receivable affiliates`                                  --           310,017
     (Increase) decrease in notes receivable from officers                    92,239           (89,111)
     Increase in deposits                                                    (17,202)               --
                                                                      --------------    --------------
     NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                    (284,299)          193,379
                                                                      --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Short-term borrowings on note                                                --         1,250,000
     Payments on long-term debt                                              (51,234)          (35,178)
     Distributions                                                                --          (154,000)
     Issue 1,000,000 stock warrants                                               --            15,000
     Repurchase 8,000,000 shares of common stock                                  --           (21,250)
                                                                      --------------    --------------
     NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                     (51,234)        1,054,572
                                                                      --------------    --------------
     NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 (1,243,201)          687,999

     CASH AND CASH EQUIVALENTS, beginning of period                        1,862,187           587,917
                                                                      --------------    --------------
     CASH AND CASH EQUIVALENTS, end of period                         $      618,986    $    1,275,916
                                                                      ==============    ==============

OTHER SUPPLEMENTARY CASH FLOW INFORMATION
     Covenant not to compete incurred commitment                      $      500,000    $           --
                                                                      ==============    ==============

     Long-term borrowings incurred for the acquisition of a vehicle   $           --    $       17,964
                                                                      ==============    ==============

     Interest paid during the year                                    $      176,990    $       94,169
                                                                      ==============    ==============

The accompanying notes are an integral part of these condensed consolidated financial statements.

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

Organization:

Giant Motorsports, Inc., (the Company) through its wholly owned subsidiaries, W.W. Cycles, Inc. doing business as Andrews Cycles and Chicago Cycles, Inc. doing business as Chicago Cycle Center, operates two retail dealerships of motorcycles, all terrain vehicles, scooters and personal watercraft in northeastern Ohio and northern Illinois. On December 30, 2003, the stockholders of W.W. Cycles, Inc. entered into a Stock Purchase and Reorganization Agreement in which effective January 16, 2004 W.W. Cycles, Inc. was issued an aggregate of 7,850,000 restricted shares of common stock, $.001 par value, of American Busing Corporation in exchange for all of the outstanding shares of the common stock of the Company, resulting in W.W. Cycles, Inc. becoming a wholly-owned subsidiary of American Busing Corporation. The acquisition was accounted for as a reverse merger whereby, for accounting purposes, WW Cycles, Inc. is considered the accounting acquirer and the historical financial statements of WW Cycles, Inc. became the historical financial statements of Giant Motorsports, Inc. Effective April 5, 2004, American Busing Corporation changed its name to Giant
Motorsports, Inc. On April 30, 2004, Giant Motorsports, Inc. acquired substantially all of the assets and certain liabilities of Chicago Cycle Center pursuant to an Asset Purchase Agreement and entered into a Non-Competition Agreement with one of the former owners, and entered into an Employment Agreement with the other former owner.

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

                             GIANT MOTORSPORTS, INC.

                             March 31, 2005 and 2004
                                   (UNAUDITED)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Concentration of Credit Risk (continued):

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

Depreciation   of  property  and   equipment  and   amortization   of  leasehold
improvements are provided using the straight-line method over the following estimated useful lives:

      Fixtures, and equipment...................     3-7    years
      Vehicles .................................       5    years
      Leasehold Improvements....................      10    years

Goodwill And Other Intangible Assets:

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 142 "Goodwill and Other Intangible Assets". This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB opinion No. 17, "Intangible Assets". It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in the financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The Company, in its acquisitions, recognized $1,588,950 of goodwill. The Company performs its annual impairment test for goodwill at year-end. In addition, the Company acquired a Non-Compete Agreement that is being amortized over two (2) years, expiring on December 31, 2006.


                                           Gross Carrying        Accumulated
                                               Amount            Amortization
                                               ------            ------------

      Non-Compete Agreements               $      500,000        $   62,500
      Goodwill                             $    1,588,950        $       -0-

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

The following is a reconciliation of the computation for basic and diluted EPS:

                                                             Three Months Ended
                                                         March 31        March 31
                                                           2005            2004
                                                       ------------    ------------
Net  Income (Loss)                                     $   (538,210)   $    187,259
                                                       ============    ============

Weighted-average common shares outstanding (Basic)       10,425,000      10,425,000

Weighted-average common stock equivalents:
        Warrants                                                  0         777,778
                                                       ------------    ------------

Weighted-average common shares outstanding (Diluted)     10,425,000      11,202,778
                                                       ============    ============


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

                             GIANT MOTORSPORTS, INC.

                             March 31, 2005 and 2004
                                   (UNAUDITED)


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

NOTE D - FIXED ASSETS

Fixed assets consisted of the following:
                                                           March 31
                                                             2005
                                                          ----------

      Fixtures and equipment                              $1,245,524
      Vehicles                                               354,178
      Leasehold improvements                                 282,108
                                                          ----------
                                                           1,881,810
      Less accumulated depreciation                          473,593
                                                          ----------
                                       NET FIXED ASSETS   $1,408,217
                                                          ==========

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

                            GIANT MOTORSPORTS, INC.

                            March 31, 2005 and 2004
                                  (UNAUDITED)

NOTE F - LINE OF CREDIT

The Company has a $250,000 revolving line of credit, which aggregates $250,000 at March 31, 2005. The revolving line of credit has no stipulated repayment terms. The loan bears interest at prime (5.75% at March 31, 2005) plus one percent, and is collateralized by substantially all of the Company's assets.

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

NOTE H - NOTES PAYABLE

Notes payable consisted of a $925,000 loan payable to Kings Motorsports, Inc. at March 31, 2005 for the purchase of the assets of Chicago Cycles, Inc. bearing interest at 6%, payable in full April 30, 2005 (See Note L).

The Company also has an outstanding Bridge Loan with an independent funding company bearing interest at 14%. This Bridge Loan, which is in a principal amount of $500,000, was due in full on October 15, 2004. The Company paid $250,000 of the outstanding principal amount by such date and also paid such independent funding company a fee in the amount of $2,500 to extend the balance until January 15, 2005. The Company has not made any additional principal payments, but is currently making monthly interest payments. The balance as of March 31, 2005 is $250,000, which is classified as a current liability.

NOTE I - LONG-TERM DEBT

Long-term debt consisted of various notes aggregating $1,159,793 at March 31, 2005. This amount matures at various times ranging from 2005 to 2007, bearing interest at various rates ranging from 5.75% to 6.85% per year. The notes are collateralized by substantially all of the Company's assets.

Long-term debt also includes an indebtedness of the Company to one of the owners of King's Motorsports, under the terms of a Non-Compete Agreement in which the Company agreed to pay such owner a total of $500,000 in consideration for a covenant not to compete with the Company's business At March 31, 2005, $250,000 of this indebtedness was reflected as a current liability and the remaining $250,000 was reflected as a long-term liability.

                             GIANT MOTORSPORTS, INC.

                             March 31, 2005 and 2004
                                   (UNAUDITED)



NOTE J - INCOME TAXES

Income taxes (credit) consisted of the following:

                                                                     2005
                                                                  ----------

                                                       Federal:
        Current                                                      $     0
        Deferred                                                      28,900
                                                                  ----------
                                                                      28,900
      State:

        Current                                                            0
        Deferred                                                           0
                                                                  ----------
                                                                           0
                                                                  ----------
                                                        TOTAL     $   28,900
                                                                  ==========

Income taxes paid amounted to $68,000 for the three months ended March 31, 2005.

Deferred tax assets (liabilities) consisted of the following:

                                                                      2005
                                                                  ----------
                         Deferred tax liabilities - long-term:
          Depreciation                                            $  (37,400)

     Deferred tax assets - current and long-term:
          Allowance for doubtful accounts                              8,500
                                                                  ----------
                                                                       TOTAL
                                                                  $  (28,900)
                                                                  ==========

                             GIANT MOTORSPORTS, INC.

                                 March 31, 2005
                                   (UNAUDITED)


NOTE K - RELATED PARTY TRANSACTIONS

Related Party Transactions:

      Accounts receivable, affiliates consisted of the following:
                                                                      2005
                                                                  ----------
            Noninterest bearing advances to Marck's Real
                Estate, LLC., a limited liability company
                affiliated through common ownership
                  interest to be repaid within one year           $   65,823
                                                                  ==========


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

The following is a summary of future minimum lease payments under operating leases that have initial or remaining non-cancellable terms in excess of one year as of March 31, 2005:

                  YEAR ENDING                           AMOUNT
                  -----------                           ------

                      2005                           $    446,667
                      2006                                693,333
                      2007                                760,000
                      2008                                793,333
                      2009                                811,200
                      2010                                828,336
                                                     ------------
                                                     $  4,332,869
                                                     ============

                             GIANT MOTORSPORTS, INC.

                             March 31, 2005 and 2004
                                   (UNAUDITED)

NOTE L - ACQUISITION OF KINGS MOTOTRSPORTS, INC.

On April 30, 2004, pursuant to an Asset Purchase Agreement (the "Asset Agreement"), dated April 30, 2004 by and among the Company, King's Motorsports, Inc., d/b/a Chicago Cycle ("Chicago Cycle"), Jason Haubner and Jerry Fokas, the two (2) shareholders of Chicago Cycle, the Company acquired (the "Acquisition"), substantially all of the assets of Chicago Cycle (the "Chicago Assets"). This acquisition had been sought primarily to gain a larger market share of the motorcycle industry. Through the acquisition, goodwill of $1,588,950 was recognized, and will be amortized over 15 years for income tax purposes. In consideration for the Chicago Assets and pursuant to the Asset Agreement, the Company (i) assumed certain specified liabilities of Chicago Cycle, and (ii) agreed to pay to Chicago Cycle $2,925,000, as follows:

      (a)   $1,250,000  at  the  closing  of  the   Acquisition   (the  "Initial
            Payment"), and

      (b)   $1,675,000  through the issuance to Chicago Cycle of a 6% $1,675,000
            aggregate  principal  amount  promissory  note  (the  "Note").   The
            principal amount of the Note matures as follows:

      (i)   $500,000 on July 29, 2004
      (ii)  $250,000 on October 29, 2004, and
      (iii) the remaining $925,000, plus accrued but unpaid interest on April 30, 2005.

The Note is secured by a second lien on the Chicago Assets pursuant to a Commercial Security Agreement dated as of April 30, 2004, by and among the Company and Chicago Cycle, and guaranteed pursuant to a Guaranty dated April 30, 2004 by and among Chicago Cycle, the Company, Russell Haehn and Gregory Haehn, the current executive officers and controlling shareholders of the Company (each an "Executive", and, collectively, the "Executives").

To fund the $1,250,000 Initial Payment, the Company pursuant to a Term Note dated March 12, 2004, by and among the Company and The Fifth Third Bancorp Bank (the "Bank") borrowed $1,250,000 (the "Initial Loan") from the Bank. The Initial Loan, which matured on May 31, 2004, was refinanced with the Bank through a term loan, which matures on May 31, 2010 (the "Term Loan"), which bears interest at the rate of prime plus one percent (1%) per annum. The Company's payment obligations under the Term Loan are guaranteed by the Executives pursuant to a Secured Continuing Unlimited dated as of March 12, 2004 by each Executive and the Bank. The Loan is also secured pursuant to a Security Agreement dated March 12, 2004 by and between the Bank and the Company, by a first priority lien on all the assets of the Company (including, but not limited to, the Chicago Assets).

In connection with the Acquisition and pursuant to the Asset Purchase Agreement, the Company entered into a Non-Competition Agreement ("Non-Competition Agreement"), dated April 30, 2004 with Mr. Haubner, pursuant to which Mr. Haubner agreed to limit his business activities to those not competing with Chicago Cycle until December 31, 2006. The Non-Compete Agreement is set to begin January 1, 2005. In consideration for the Non-Competition Agreement, the Company agreed to pay Mr. Haubner a monthly fee of $20,833.

                             GIANT MOTORSPORTS, INC.

                             March 31, 2005 and 2004
                                   (UNAUDITED)

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

The note payable consisting of $925,000 payable to Kings Motorsports, Inc. which was due April 30, 2005 is currently being renegotiated; however, on May 3, 2005, a principle payment in the amount of $75,000 was made to Kings Motorsports, Inc. reducing the outstanding balance to $850,000. The parties have exchanged proposals restructuring the note and for payment plan over an extended period of time. Both parties are evaluating the proposals.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

Special Note of Caution Regarding Forward-Looking Statements

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

      Together with our two wholly-owned subsidiaries, we own and operate two retail power sports superstores. Our core brands include Suzuki, Yamaha, Honda, Ducati and Kawasaki. Our superstores operate under the names "Andrews Cycles" and "Chicago Cycles." Andrews Cycles is located in Salem, Ohio, had approximately 50 employees at March 31, 2005, and operated from an approximately 35,000 square foot facility on March 31, 2005. Chicago Cycles is located in the Chicago metropolitan area, had approximately 62 employees at March 31, 2005 and operated from an approximately 30,000 square foot facility in Chicago, Illinois. We entered into a ten-year lease in October 2004 for a 95,000 square foot facility in Skokie, Illinois, which we moved to in May 2005.

Overview of Economic Trends

      Effects of Increasing Interest Rates

      Notwithstanding our increase in sales for the three month period ended March 31, 2005 compared to the same period in 2004, a significant portion of which was due to our acquisition of Chicago Cycles in April 2004, we believe that if interest rates on consumer loans continue to rise, as they have during the last twelve months, this could reasonably be expected to have a material adverse effect on the sales of our power sports products, and more specifically the sales of new vehicles. In 2004, approximately $25 million of the approximately $70.7 million of our power sports sales (35.3%) were financed. Although we did not experience a material reduction in sales through March 31, 2005, the uncertainties created in the consumer financing market as a result of continuing increases in interest rates, can reasonably be expected to have a negative impact on the sale of new motorcycles in the next 12 to 24 months due to the increased costs to our customers.

      We believe that consumer interest in lower-priced used motorcycles will significantly rise, as a result of the increased costs of financing. With the acquisition of our Chicago Cycles dealership we have added sales of used motorcycles to our business. From January 1, 2005 through March 31, 2005, approximately $0.8 million of Chicago Cycles' approximately $5.5 million in revenues (14.5%) were generated from sales of used motorcycles. Although our Andrews Cycles dealership has not yet generated material revenues from the sale of used motorcycles, we intend to commence sales of used motorcycles at Andrews Cycles in the second half of 2005 and intend to substantially increase sales in 2006. We also intend to increase sales of used motorcycles at Chicago Cycles during the remainder of 2005 and thereafter. Although there can be no assurance, we believe that our greater focus on sales of lower-priced used motorcycles, which generally provide larger sales margins, will help make up for any reduction in sales of new motorcycles.

      Reduction in Units by Manufacturers

      Manufacturers of the motorcycles we sell have recently begun to reduce the number of units they manufacture, normally with respect to some higher-end models, in order to increase the price per unit. Because of our position in the market, we believe that we are generally able to receive a larger allocation of these models than many other dealers. Since this pricing normally results in greater sales margins, reduced unit sales and higher pricing by manufacturers, in the future, could result in a material increase in our revenues and profits, provided that there are a sufficient number of customers willing to pay higher prices for these more limited produced models.

Loan Transactions.

      On April 30, 2004, we paid $1,675,000 of the purchase price for Chicago Cycles by issuing to Kings Motorsports a 6% $1,675,000 aggregate principal amount note (the "Note"), which Note initially provided for payment as follows:

      (i) $500,000 on July 29,  2004,  (ii)  $250,000 on October 27,  2004,  and
(iii) the remaining $925,000, plus accrued but unpaid interest on April 30, 2005. As of March 31, 2005, we had paid the first two installments under the Note, in the aggregate amount of $750,000. The Note is secured by a second lien on Chicago Cycles' assets, and personally guaranteed by Russell Haehn and Gregory Haehn. Subsequent to March 31, 2005, the date of the financial statements included in this report, we made additional payments of principal and interest on the Note until the remaining amount due and payable was fully paid on October 13, 2005.

      To fund the amount payable at closing for Chicago Cycles, we borrowed $1,250,000 from The Fifth Third Bancorp Bank (the "Bank"), pursuant to a term loan. This loan, which initially matured on May 31, 2004, was refinanced with the Bank through a term loan amortized over a 72 month period, but is payable in full on May 31, 2007, bearing interest at prime plus one percent (6.75% at March 31, 2005). Our payment obligations under this term loan also are personally guaranteed by Russell Haehn and Gregory Haehn. This loan is also secured by a first priority lien on all of our assets (including, without limitation, the Chicago Cycles assets). As of March 31, 2005, the outstanding amount of this term loan, including accrued interest thereon, was $1,145,840.

      On April 20, 2004, pursuant to a $500,000 aggregate principal amount promissory note bearing interest at the rate of fourteen (14%) percent per annum (the "Bridge Note"), we received, from a third party, a bridge loan (the "Bridge Loan"). All outstanding principal on the Bridge Note was due on October 15, 2004. To secure the repayment of principal and interest on the Bridge Note, each of Russell Haehn and Gregory Haehn (i) pledged to the lender 150,000 shares (300,000 shares in the aggregate) of common stock owned by each of them, and
(ii) guaranteed all of our payment obligations to the lender. As partial consideration for the Bridge Loan, we issued to the lender a five-year warrant to purchase 100,000 shares of common stock, at an exercise price of $2.25 per share. We also granted the lender certain piggyback registration rights with respect to the shares of common stock underlying the warrant. We used the $500,000 Bridge Loan proceeds for working and operating capital. On October 15, 2004, we repaid $250,000 of the principal amount outstanding under the Bridge Loan. Pursuant to a letter agreement entered into with the lender on October 6, 2004, payment of the remaining $250,000 of principal and all accrued interest thereon was extended until January 15, 2005. We paid the lender $2,500 in consideration for the extension. We did not make any additional payments of principal through March 31, 2005, the date of the financial statements filed with this report, however, we continued to make monthly interest payments at the rate of 14% per annum through such date. Subsequent to March 31, 2005, in September 2005, the lender assigned its rights to $50,000 of the $250,000 principal amount then outstanding to an affiliate of the lender, who in turn converted it into shares of Series A Convertible Preferred Stock and certain warrants in a private placement we closed in September 2005 (the "September 2005 Private Placement"). On September 20, 2005, we used net proceeds from our September 2005 Private Placement, in the amount of $203,383.26 to repay the remaining outstanding principal amount of the Bridge Loan and all accrued and unpaid interest thereon.

      We also have obtained a revolving line of credit with the Bank, in the maximum amount of $250,000. The line of credit bears interest at the rate of prime plus one percent (6.75% at March 31, 2005), and has no stipulated repayment terms. At March 31, 2005, the aggregate amount of principal and interest outstanding on this credit line was $250,000. This line of credit is secured by a lien on substantially all of our assets.

Anticipated Funding of Operations

      The amount required to fund the growth our ongoing operations, as well as the means by which we obtain this funding, will be wholly dependent on the magnitude and timeframes we set for any growth in our business. Based on our current expected growth in the next 12 to 24 months, we expect to fund our ongoing operations as follows:

      Cash Flow from Operations

      We intend to significantly increase our cash flow from operations by growing sales within our current business structure and through the acquisition of other power sports dealers. Based on our current business plan, we believe that we will begin to generate sufficient cash flows from operations to fund the growth of our business during the third quarter of 2007. To the extent that the growth of our business involves the acquisition of other dealers, our ability to do so will depend on the availability of the types of financing discussed below.

      Bank Financing

      We have a revolving credit line with Fifth Third Bancorp in a total available amount of $250,000 all of which was funded at March 31, 2005. At March 31, 2005 while we were not specifically contemplating any additional bank financing arrangements, we believe that an increased amount of financing would have been available to us if we were to have sought such additional financing, as result of our low outstanding indebtedness Notwithstanding this belief, certain lending institutions may not be willing to provide debt financing to us, due to the fact that we have granted security interests in virtually all of our inventory and accounts receivable to the manufacturers and other institutions that provide us with floor plan financing for our motorcycles and other power sports equipment. Lenders may refuse to accept subordinated security positions or may require us to accept less favorable terms to provide debt financing, which would make it more difficult for us to replace our current credit line with lines providing more favorable terms and/or increased funding availability.

      Equity Financing

      At March 31, 2005 we were exploring the acquisition of equity financing in a maximum amount of $5,000,000 for the purpose of funding our working capital needs, as well as the repayment of indebtedness under the outstanding Note to King's Motorsports and the Bridge Loan. We did not on such date have a commitment for any such financing and there was no assurance that we would be able to obtain financing on acceptable terms. Although we believe that equity financing of $5,000,000 would be sufficient to fund our capital requirements for at least the twelve months after March 31, 2005, it is possible that we would be required to raise additional funds, through the sale of our equity securities, sooner than expected, to directly fund our working capital needs, to the extent that the growth of our business involves the acquisition of other power sports dealers, whereby we would most likely be required to raise additional funds through the sale of common stock or preferred stock to consummate any of these acquisitions. It could be difficult for us to raise funds in amounts and on terms sufficient to fund any of these proposed acquisitions.

      Funding of Future Acquisitions

      Given our experience in financing the purchase of the Chicago Cycles assets, we believe that the terms of future acquisitions, to the extent that they involve significant amounts of debt financing, will require substantially longer periods of time for repayment, which we anticipate to be at least 48 months, in order for these acquisitions to be financially viable for us. We intend to give careful consideration to these terms when deciding whether to acquire debt financing in connection with future acquisitions.

Results of Operations.

                             March 31, 2005          March 31, 2004
                             (Three Months)          (Three Months)       Increase (Decrease)         % Change
                             --------------          --------------       -------------------         --------
Revenues                       $20,426,807            $10,996,090             $9,430,717                 86%
Cost of Sales                  $18,727,791             $9,710,863             $9,016,928                 93%
Operating Expenses             $2,382,155              $1,104,224             $1,277,931                116%
Operating Income               ($391,939)               $385,075              ($777,014)               (202%)
Income b/f Taxes               ($538,210)               $297,259              ($835,469)               (281%)
Net Income                     ($538,210)               $187,259              ($725,469)               (387%)

Revenues:

      Revenues for the three months ended March 31, 2005 were $20,426,807 representing an increase of $9,430,717 (86%) from the $10,996,090 reported for the three months ended March 31, 2004. Our results were impacted significantly, in a positive manner, by the acquisition of Chicago Cycles on April 30, 2004, and the inclusion of the additional revenues generated by Chicago Cycles during the three months ended March 31, 2005 in the approximate amount of $5,550,188. Additionally, our sales increase can also be attributed to our aggressive marketing and advertising campaigns.

Cost of Sales:

      Cost of sales for the three months ended March 31, 2005 increased by $9,016,928 (93%) to $18,727,791, during the three months ended March 31, 2005, as compared to $9,710,863 for the same period in 2004. This increase reflects the additional cost of units needed to realize the increase in sales, and is also significantly impacted by the inclusion of the cost of Chicago Cycles' sales beginning in April 30, 2004, which represented approximately $5,035,520 of our cost of sales for the three months ended March 31, 2005.

Operating Expenses:

      Selling, general and administrative expenses for the three months ended March 31, 2005 were $2,382,155, an increase of $1,277,931 (116%) over $1,104,224 for the same period in 2004. The aggregate increase in such costs were principally related to (i) additional selling, general and administrative expenses relating to Chicago Cycles, commencing April 30, 2004, including increases of approximately $385,000 in compensation payable to our salespersons and $250,000 in advertising expenses, during the three months ended March 31, 2005 and (ii) an approximate $100,000 increase in legal, accounting, auditing and other professional fees, during the three months ended March 31, 2005, which additional fees were primarily associated with the ongoing compliance and maintenance requirements of being a public company. Net interest expense increased approximately $85,127 to $173,841 in the three months ended March 31, 2005 as compared to $88,714 during the same period in 2004. This increase is primarily due to (i) interest payable by the Company relating to the loans we acquired to pay for Chicago Cycles and the Bridge Loan, and (ii) an increase in interest bearing floor plan inventory, and most significantly the addition of the floor plan inventory of Chicago Cycles, which represented approximately $38,400 of net interest expense for the three months ended March 31, 2005.

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

Income (Loss) before Taxes:

      We had a loss before provision for taxes, for the three months ended March 31, 2005 of $538,210, as compared with income before provision for taxes of $297,259 for the same period in 2004. This loss during the three months ended t 6 0 March 31, 2005, is a result of the substantial increase in selling, general administration expenses, during such period, as described above under Operating Expenses and the expenses related to the integration of Chicago Cycles' new expanded location. We did not have taxable income for the three months ended March 31, 2005, as compared to taxes of $110,000 for the same period in 2004.

Net Income (Loss):

      We had a net loss of $538,210 for the three months ended March 31, 2005, as compared to net income of $187,259 for the same period in 2004. As discussed above, this loss during the three months ended March 31, 2005, is a result of the substantial increase in selling, general administration expenses, during such period, as described above under Operating Expenses.

Liquidity and Capital Resources.

      Our primary source of liquidity has been cash generated by operations and borrowings under various credit facilities. At March 31, 2005, we had $618,986 in cash and cash equivalents, compared to $1,862,187 at December 31, 2004. Until required for operations, our policy is to invest excess cash in bank deposits and money market funds. Net working capital at March 31, 2005 was ($1,495,999) compared to ($399,303) at December 31, 2004. The Company's negative net working capital at March 31, 2005, was mostly attributable to its financing of the Chicago Cycles acquisition through short-term debt, as well as an increase in floor plan financing, as a result of the additional inventory acquired in the Chicago Cycles acquisition.

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

Inventory Management.

      We believe that successful inventory management is the most important factor in determining our profitability. In the power sports business, and particularly as it relates to the sale of motorcycles, there is normally a limited timeframe for the sale of current year models. For example, if we are unable to sell a significant portion of our 2005 models before the 2006 models are released, it could be very difficult for us to sell our remaining inventory of 2005 models. Therefore, our goal is to limit sales of carryover products (i.e. products that remain in inventory after the release of new models) to no more than 10% of our total sales each year. This is accomplished by making all of our purchasing decisions based on sales information for the prior year and then utilizing aggressive sales and marketing techniques during the early part of a model year in order to assure the timely sale of our products.

      Additionally, by limiting our carryover to 10% of total sales, we also are able to benefit from cash incentives provided by manufacturers with respect to most of these products. These cash incentives minimize our need to reduce prices for these models, as our customers are provided with cash reimbursement directly from the manufacturers. Similarly, we are able to use the cash incentives provided on our carryover products to promote new models, as the incentives generate greater showroom traffic.

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

Critical Accounting Policy and Estimates.

      Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, as promulgated by the PCAOB. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, fixed assets, inventory, accounts receivable, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Set forth below are the policies that we have identified as critical to our business operations and the understanding of our results of operations or that involve significant estimates. For detailed discussion of other significant accounting policies see Note A, Summary of Significant Accounting Policies, of Notes to Consolidated Financial Statements, contained elsewhere in this report.

Intangibles and Long-lived Assets - Goodwill is tested for impairment on an annual basis, or more frequently if events or circumstances indicate that impairment may have occurred. The Company is subject to financial statement risk to the extent that intangible assets become impaired due to decreases in the fair market value of the related underlying business.

We estimate the depreciable lives of our property and equipment, including any leasehold improvements, and review them on an on-going basis. The Company believes that the long-lived assets are appropriately valued. However, the assumptions and estimates used may change, and the Company may be required to record impairment to reduce the carrying value of these assets.

Revenue Recognition: Vehicle Sales - The Company records revenue when vehicles are delivered and title has passed to the customer, when vehicle service or repair work is performed and when parts are delivered. Sales promotions that are offered to customers are accounted for as a reduction to the sales price at the time of sale. Incentives, rebates and holdbacks offered by manufacturers directly to the Company are recognized at the time of sale if they are vehicle specific, or as earned in accordance with the manufacturer program rules and are recorded as a reduction of cost of merchandise sold.

Revenue Recognition: Finance, Insurance and Extended Service Revenues - The Company arranges financing for customers through various financial institutions and receives a commission from the lender equal to the difference between the interest rates charged to customers and the interest rates set by the financing institution. The Company also receives commissions from the sale of various third party insurance products to customers and extended service contracts. These commissions are recorded as revenue at the time the customer enters into the contract. The Company is not the obligor under any of these contracts. In the case of finance contracts, a customer may prepay or fail to pay their contract, thereby terminating the contract. Customers may also terminate extended service contracts, which are fully paid at purchase, and become eligible for refunds of unused premiums. In these circumstances, a portion of the commissions the Company receives may be charged back based on the relevant terms of the contracts. The revenue the Company records relating to commissions is net of an estimate of the ultimate amount of chargebacks the Company will be required to pay. Such estimates of chargeback experience are based on our historical chargeback expense arising from similar contracts. The Company also acts as the warrantor on certain extended service contracts and defers the revenue and recognizes it over the life of the contract on a straight-line basis.

Off-Balance Sheet Arrangements.

      We have no off-balance sheet arrangements.

Contractual Obligations

      We have entered into various contractual obligations, which may be summarized as follows:

                Contractual Obligations                                                  Payments due by period
                                                                     Total    Less than 1  1-3 years   3-5 years  More than 5
                                                                                   year                              years
                                                                   ---------     -------   ---------   ---------   ---------
Long-Term Debt Obligations                                        $1,659,793    $708,320  $  951,473          --          --
Capital (Finance) Lease Obligations                               $7,708,582    $156,367  $1,997,671  $2,052,717  $3,501,827
Operating Lease Obligations                                               --          --          --          --          --
Purchase Obligations                                                   As
                                                                     Needed
Other Long-Term  Liabilities Reflected on the Company's
Balance  Sheet under the GAAP of the primary  financial                   --          --          --          --          --
statements
Total                                                             $9,368,375    $864,687  $2,949,144  $2,052,717  $3,501,827

Item 3 Quantitative and Qualitative Disclosure about Market Risk

      The Company is exposed to market risk in the ordinary course of its business. These risks are primarily related to changes in short-term interest rates. The potential impact of the Company's exposure to these risks is presented below:

Interest Rates

      Floor Plan Financing

      We purchase new and used vehicle inventory by utilizing floor plan financing provided by lending institutions, as well as manufacturers of certain of the products we sell, including Kawasaki Motor Finance Company and America Honda Finance. We had outstanding indebtedness under floor plan notes of $23,799,965 and $17,788,706, at March 31, 2005 and December 31, 2004,
respectively. Interest rates in connection with our floor plan financing generally fluctuate based on the prime rate, the type of product being financed and the length of time that such product remains on the floor plan. During the first three months of 2005, interest rates on our floor plan financing ranged from a low of 5.64% to a high of 10.9%. Since we are dependent to a significant extent on our ability to finance the purchase of inventory, increases in the prime rate of interest could have a significant negative impact on our income from operations, as a result of the greater interest we will be required to pay with respect to our floor plan financing. While increases in the prime rate did not have a significant impact on our floor plan financing in 2004 and during the first three months of 2005, continued increases would, in all likelihood, result in a reduction in our income from operations during the remainder of 2005 and thereafter. Although we cannot determine the precise impact of rate increases, we believe that we would begin to experience a material negative impact on our financial condition if the prime rate were to increase to 10% from its rate at March 31, 2005 of 5.75%.

      Line of Credit

      We also have an existing revolving credit line with Fifth Third Bancorp, the interest rate of which also fluctuates with the prime rate, at prime plus one percent. Since the aggregate outstanding indebtedness of this line of credit was $250,000 at both March 31, 2005 and December 31, 2004, we do not believe that fluctuations in the prime rate, with respect to this credit line will have more than a slight negative impact on our income from operations.

      Hedging Activities

      We normally invest any available cash in short-term investments and do not currently have any investment strategies to hedge against increases in interest rates. Additionally, although we do not currently intend to commence any such hedging investments in the future, in the event that we determine that there is a substantial risk that increases in interest rates would have a material negative impact on our business, we may consider such hedging strategies at that time.

Foreign Exchange Rates

      We are not currently, and have not in the past, been subject to fluctuations in exchange rates of foreign currencies against the U.S. Dollar, since virtually all of the vehicles, accessories and parts that we purchase in connection with our business are purchased from the U.S. subsidiaries of Japanese manufacturers in U.S. Dollars. Additionally, all of our product sales are made in the United States in U.S. Dollars. In the event that our business model changes in the future, and we either purchase products in foreign currencies such as Japanese Yen, or sell products outside of the United States, for which we accept payment in foreign currencies, we could become subject to exchange rate fluctuations at that time.

Item 4. Controls and Procedures

      Our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report (March 31, 2005). Based on this evaluation, our principal executive officer and our principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective. Disclosure controls and procedures mean our controls and other procedures that are designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

      There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II

                                OTHER INFORMATION

Item 1. Legal Proceedings

            Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

            Not applicable.

Item 3. Defaults Upon Senior Securities.

            Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

            Not applicable.

Item 5. Other Information

            None

Item 6. Exhibits

      (a)   Exhibits (filed herewith)

      31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)).

      31.2 Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)).

      32.1  Certification  of the Chief Executive  Officer pursuant to 18 U.S.C.
            Section   1350,   as  adopted   pursuant   to  Section  906  of  the
            Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)).

      32.2 Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)).

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  GIANT MOTORSPORTS, INC.


Date:  January 23, 2006           By:   /s/ Russell A. Haehn
                                        --------------------------------------
                                Name:   Russell A. Haehn
                                Title:  Chairman of the Board of Directors,
                                        Chief Executive
                                        Officer and Secretary
                                        (Principal Executive Officer)


Date:  January 23, 2006           By:   /s/ Gregory A. Haehn
                                        --------------------------------------
                                Name    Gregory A. Haehn
                                Title:  President, Chief Operating Officer,
                                        Treasurer and a  Director
                                        (Principal Financial and Accounting
                                        Officer)