Form 10-Q/A
period 2005-06-30
GIANT MOTORSPORTS INC
filed 2006-01-23
CIK 1204947

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

(Mark One)

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2005

                                       OR

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________ to _________

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

                             GIANT MOTORSPORTS, INC.

                              INDEX TO FORM 10-Q/A

                                                                        Page No.
                                                                        --------

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements                                                3

      Condensed Consolidated Balance Sheets as of June 30, 2005
        (Unaudited) and December 31, 2004 (Audited)                            3

      Condensed Consolidated Statements of Operations for the Six Months
        and Three Months Ended June 30, 2005 and 2004 (Unaudited)              5

      Condensed Consolidated Statements of Cash Flow for the Six Months
        and Three Months Ended June 30, 2005 and 2004 (Unaudited)              6

      Notes to Condensed Consolidated Financial Statements                     8

Item 2.    Management's Discussion and Analysis of Financial
           Conditions and Results of Operations                               19

Item 3.    Quantitative and Qualitative Disclosures about Market Risk         28

Item 4.    Controls and Procedures                                            29


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                  31

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds        31

Item 3.    Defaults upon Senior Securities                                    31

Item 4.    Submission of Matters to a Vote of Security Holders                31

Item 5.    Other Information                                                  31

Item 6.    Exhibits                                                           31

SIGNATURES                                                                    32

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

                             GIANT MOTORSPORTS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                 June 30, 2005    Dec. 31, 2004
                                                    Unaudited         Audited
                                                 --------------   --------------
                                     ASSETS

CURRENT ASSETS
    Cash and cash equivalents                    $      469,588   $    1,862,187
    Accounts receivable, net                          4,516,190        2,465,369
    Accounts receivable, affiliates                      65,823           65,823
    Inventories                                      17,798,845       16,538,087
    Accounts receivable, employees                       42,254               --
    Notes receivable, officers                          135,099          254,029
    Deferred federal income taxes                         8,500            8,500
    Prepaid expenses                                     37,296           61,875
    Prepaid income taxes                                151,000               --
                                                 --------------   --------------
                           TOTAL CURRENT ASSETS      23,224,595       21,255,870
                                                 --------------   --------------

FIXED ASSETS, NET                                     1,754,438        1,105,667
                                                 --------------   --------------

OTHER ASSETS
    Intangibles, net                                  1,653,950        1,588,950
    Deferred federal income taxes                         1,600               --
    Deposits                                             43,000           67,240
                                                 --------------   --------------
                             TOTAL OTHER ASSETS       1,698,550        1,656,190
                                                 --------------   --------------
                                                 $   26,677,583   $   24,017,727
                                                 ==============   ==============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                             GIANT MOTORSPORTS, INC.

                                                                   June 30, 2005    Dec. 31, 2004
                                                                     Unaudited         Audited
                                                                   --------------   --------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Notes payable                                                  $    1,349,863   $    1,425,000
    Notes payable, floor plans                                         19,380,306       17,788,706
    Note payable, officer                                                 236,361               --
    Accounts payable, trade                                             1,442,628        1,226,986
    Accrued expenses                                                      364,909          172,281
    Accrued warranty                                                       45,000           90,000
    Accrued income taxes                                                  605,300          393,300
    Customer deposits                                                     254,672          344,140
    Current portion of long-term debt                                     214,760          214,760
                                                                   --------------   --------------
                                        TOTAL CURRENT LIABILITIES      23,893,799       21,655,173

DEFERRED FEDERAL INCOME TAXES                                                  --           37,400

LONG-TERM DEBT, NET                                                       891,316          996,267
                                                                   --------------   --------------
                                                TOTAL LIABILITIES      24,785,115       22,688,840
                                                                   --------------   --------------

COMMITMENTS

STOCKHOLDERS' EQUITY
    Common stock, $.001 par value, authorized 75,000,000 shares,
      10,445,000 shares and 10,425,000 issued and outstanding
      at June 30, 2005 and December 31, 2004                               10,445           10,425
    Paid-in capital                                                     1,026,114        1,014,534
    Retained earnings                                                     855,909          303,928
                                                                   --------------   --------------
                                       TOTAL STOCKHOLDERS' EQUITY       1,892,468        1,328,887
                                                                   --------------   --------------
                                                                   $   26,677,583   $   24,017,727
                                                                   ==============   ==============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                             GIANT MOTORSPORTS, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

            For the six and three months ended June 30, 2005 and 2004

                                                               Six Months Ended                  Three Months Ended
                                                           June 30,          June 30,          June 30,          June 30,
                                                             2005              2004              2005              2004
                                                         (Unaudited)       (Unaudited)       (Unaudited)       (Unaudited)
                                                       --------------    --------------    --------------    --------------
OPERATING INCOME
    Sales                                              $   55,083,332    $   33,163,590    $   34,656,525    $   22,167,499
    Finance, insurance and extended service revenues        1,452,046           788,835         1,160,846           584,763
                                                       --------------    --------------    --------------    --------------
                               TOTAL OPERATING INCOME      56,535,378        33,952,425        35,817,371        22,752,262

COST OF MERCHANDISE SOLD                                   49,940,805        29,896,872        31,213,014        20,186,009
                                                       --------------    --------------    --------------    --------------
                                         GROSS PROFIT       6,594,573         4,055,553         4,604,357         2,566,253
                                                       --------------    --------------    --------------    --------------

OPERATING EXPENSES
    Selling expenses                                        3,612,003         1,942,826         2,145,619         1,346,762
    General and administrative expenses                     1,870,979         1,175,049           955,208           666,888
                                                       --------------    --------------    --------------    --------------
                                                            5,482,982         3,117,875         3,100,827         2,013,650
                                                       --------------    --------------    --------------    --------------
                               INCOME FROM OPERATIONS       1,111,591           937,678         1,503,530           552,603
                                                       --------------    --------------    --------------    --------------

OTHER INCOME AND (EXPENSE)
    Other income, net                                          34,140             7,373             6,570             6,475
    Interest expense, net                                    (420,750)         (306,073)         (246,909)         (217,359)
                                                       --------------    --------------    --------------    --------------
                                                             (386,610)         (298,700)         (240,339)         (210,884)
                                                       --------------    --------------    --------------    --------------
                           INCOME BEFORE INCOME TAXES         724,981           638,978         1,263,191           341,719

PROVISION FOR INCOME TAXES                                    173,000           245,600           173,000           135,600
                                                       --------------    --------------    --------------    --------------

                           NET INCOME ATTRIBUTABLE TO
                                  COMMON SHAREHOLDERS  $      551,981    $      393,378    $    1,090,191    $      206,119
                                                       ==============    ==============    ==============    ==============

                             BASIC EARNINGS PER SHARE  $         0.05    $         0.04    $         0.10    $         0.02
                                                       ==============    ==============    ==============    ==============

                           DILUTED EARNINGS PER SHARE  $         0.05    $         0.03    $         0.10    $         0.02
                                                       ==============    ==============    ==============    ==============

                  WEIGHTED AVERAGE SHARES OUTSTANDING
                                                BASIC      10,426,657        10,425,000        10,428,297        10,425,000
                                                       ==============    ==============    ==============    ==============
                                              DILUTED      11,426,657        10,975,000        11,428,297        11,525,000
                                                       ==============    ==============    ==============    ==============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                             GIANT MOTORSPORTS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

                 For the six months ended June 30, 2005 and 2004

                                                                  2005              2004
                                                              (Unaudited)       (Unaudited)
                                                            --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                              $      551,981    $      393,378
    Adjustments to reconcile net income to net cash
    used in operating activities:
    Depreciation                                                   145,810            59,870
    Amortization                                                    65,000                --
    Deferred federal income taxes                                  (39,000)         (122,000)
    Issue common stock for services                                 11,600
    (Increase) in accounts receivable, net                      (2,050,821)       (3,209,918)
    (Increase) in accounts receivable, employees                   (42,254)               --
    (Increase) in inventories                                   (1,260,758)       (5,629,402)
    Increase in floor plan liability                             1,591,600         5,030,025
    (Increase) decrease in prepaid expenses                         24,579           (78,678)
    (Increase) in prepaid income taxes                            (151,000)               --
    Increase (decrease) in customer deposits                       (89,468)          697,354
    Increase in deferred service contract income                        --           403,086
    Increase in accounts payable trade                             215,642           777,328
    Increase in accounts payable affiliate                              --            25,070
    Increase in accrued income taxes                               212,000           367,600
    Increase in accrued expenses                                   192,628           223,087
    Decrease in accrued warranty                                   (45,000)               --
                                                            --------------    --------------
                   NET CASH (USED IN) OPERATING ACTIVITIES        (667,461)       (1,063,200)
                                                            --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of fixed assets                                      (551,009)         (666,421)
    Decrease in accounts receivable affiliates                          --           306,780
    (Increase) decrease in notes receivable from officers          118,930           (97,539)
    Covenant not to compete incurred                              (130,000)
    Increase in deposits                                            24,240                --
                                                            --------------    --------------
                   NET CASH (USED IN) INVESTING ACTIVITIES        (537,839)         (457,180)
                                                            --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Short-term borrowings (payments) on notes                      (75,137)          500,000
    Long-term borrowings on note                                        --         1,250,000
    Payments on long-term debt                                    (104,951)          (39,753)
    Payments on note payable to officer                             (7,211)               --
    Distributions                                                       --          (345,667)
    Issue 1,000,000 stock warrants                                      --            15,000
    Repurchase 8,000,000 shares of common stock                         --           (21,250)
                                                            --------------    --------------
       NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES        (187,299)        1,358,330
                                                            --------------    --------------

                 NET DECREASE IN CASH AND CASH EQUIVALENTS      (1,392,599)         (162,050)

    CASH AND CASH EQUIVALENTS, beginning of period               1,862,187           587,917
                                                            --------------    --------------
    CASH AND CASH EQUIVALENTS, end of period                $      469,588    $      425,867
                                                            ==============    ==============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                             GIANT MOTORSPORTS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

                 For the six months ended June 30, 2005 and 2004

                                                                      2005           2004
                                                                  (Unaudited)    (Unaudited)
                                                                 ------------   ------------
OTHER SUPPLEMENTARY CASH FLOW INFORMATION
Short-term borrowings incurred for the acquisition of assets     $         --   $  1,675,000
                                                                 ============   ============

Note payable to officer incurred for the acquisition of assets   $    243,572   $         --
                                                                 ============   ============

Income taxes paid                                                $     68,000   $         --
                                                                 ============   ============

Interest paid                                                    $    395,406   $    132,453
                                                                 ============   ============

Stock issued for outside services                                $     11,600   $         --
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

Depreciation   of  property  and   equipment  and   amortization   of  leasehold
improvements are provided using the straight-line method over the following estimated useful lives:

            Fixtures, and equipment................................... 3-7 years
            Vehicles .................................................   5 years
            Leasehold Improvements....................................  10 years

Goodwill And Other Intangible Assets:

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 142 "Goodwill and Other Intangible Assets". This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB opinion No. 17, "Intangible Assets". It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in the financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The Company, in its acquisitions, recognized $1,588,950 of goodwill. The Company performs its annual impairment test for goodwill at year-end. In addition, the Company acquired a Non-Compete Agreement in the amount of $500,000 effective January 1, 2005. Originally the Agreement was to be amortized over two (2) years, expiring on December 31, 2006. However, the holder of the Non-Compete Agreement violated the agreement in June 2005, and the agreement was renegotiated to a one-year term expiring December 31, 2005. The carrying value has been written down to a net realizable value of $130,000 and will be amortized to the end of 2005.

                                             Gross Carrying        Accumulated
                                                 Amount            Amortization
                                             --------------        ------------

      Non-Compete Agreements                 $     130,000        $      65,000
      Goodwill                               $   1,588,950        $         -0-

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

The following is a reconciliation of the computation for basic and diluted EPS:

                                                                    Six Months Ended
                                                              June 30, 2005    June 30, 2004
                                                             --------------   --------------
      Net Income (loss)                                      $      551,981   $      393,378
                                                             ==============   ==============
      Weighted-average common shares outstanding (Basic)         10,426,657       10,425,000

      Weighted-average common stock equivalents:
            Warrants                                              1,000,000          550,000
                                                             --------------   --------------

      Weighted-average common shares outstanding (Diluted)       11,426,657       10,975,000
                                                             ==============   ==============

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

NOTE D - FIXED ASSETS

Fixed assets consisted of the following:

                                                          June 30, 2005
                                                         ---------------
      Fixtures and equipment                             $     1,691,982
      Vehicles                                                   360,747
      Leasehold improvements                                     264,328
                                                         ---------------
                                                               2,317,057
      Less accumulated depreciation                              562,619
                                                         ---------------
                  NET FIXED ASSETS                       $     1,754,438
                                                         ===============

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

NOTE F - LINE OF CREDIT

The Company has a $250,000 revolving line of credit, which aggregates $249,863 at June 30, 2005. The revolving line of credit has no stipulated repayment terms. The loan bears interest at prime (6.25% at June 30, 2005) plus one percent, and is collateralized by substantially all of the Company's assets.

                             GIANT MOTORSPORTS, INC.

                             June 30, 2005 and 2004
                                   (UNAUDITED)

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

The Company also has an outstanding Bridge Loan with an independent funding company bearing interest at 14%. This Bridge Loan, which is in a principal amount of $500,000, was due in full on October 15, 2004. The Company paid $250,000 of the outstanding principal amount by such date and also paid such independent funding company a fee in the amount of $2,500 to extend the balance until January 15, 2005. The Company has not made any additional principal payments, but is currently making monthly interest payments. The balance as of June 30, 2005 is $250,000, which is classified as a current liability.

NOTE I - NOTE PAYABLE - OFFICER

Note payable to officer consisted of non-interest bearing advances from an officer of the Company with no stipulated repayment terms. The notes are expected to be repaid by December 31, 2005.

NOTE J - LONG-TERM DEBT

Long-term debt consisted of various notes aggregating $1,106,076 at June 30, 2005. This amount matures at various times ranging from 2005 to 2009, bearing interest at various rates ranging from 7.25% to 8% per year. The notes are collateralized by substantially all of the Company's assets. The short-term portion of all long-term debt amounted to $214,760 as of June 30, 2005.

After the payment of an aggregate of $130,000 to one of the owners of King's Motorsports, under the terms of a Non-Compete Agreement in which the Company agreed to pay such owner a total of $500,000 in consideration for a covenant not to compete with the Company's business (See Note A - Goodwill and Other Intangible Assets), the Company, in May 2005, canceled the remaining payments due thereunder, as a result of said owner's violation of the terms of the Non-Compete Agreement. This indebtedness was no longer reflected in the Company's financial statements as of June 30, 2005.

                             GIANT MOTORSPORTS, INC.

                             June 30, 2005 and 2004
                                   (UNAUDITED)

NOTE K - LEASES

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

The following is a summary of future minimum lease payments under operating leases that have initial or remaining non-cancelable terms in excess of one year as of June 30, 2005:

         YEAR ENDING                                       AMOUNT
         -----------                                   -------------
            2005                                             360,917
            2006                                             875,093
            2007                                             947,209
            2008                                             986,159
            2009                                           1,009,810
            2010                                           1,032,905
                                                       -------------
                                                       $   5,212,093
                                                       =============

NOTE L - INCOME TAXES

Income taxes (credit) consisted of the following:

                                                            2005
                                                       -------------
        Federal:
          Current                                      $     171,000
          Deferred                                           (31,500)
                                                       -------------
                                                             139,500
                                                       -------------

        State:
          Current                                             41,000
          Deferred                                            (7,500)
                                                       -------------
                                                              33,500
                                                       -------------

                                                TOTAL  $     173,000
                                                       =============

Income taxes paid amounted to $68,000 for the six months ended June 30, 2005.

                             GIANT MOTORSPORTS, INC.

                                  June 30, 2005
                                   (UNAUDITED)

NOTE L - INCOME TAXES (CONTINUED)

Deferred tax assets (liabilities) consisted of the following:

                                                                       2005
                                                                  -------------
      Deferred tax assets - current and long-term:
            Goodwill and depreciation                             $       1,600
                                                                  =============

NOTE M - RELATED PARTY TRANSACTIONS

Related Party Transactions:

      Accounts receivable, affiliates consisted of the following:

                                                                       2005
                                                                  -------------
            Non-interest bearing advances to Marck's Real
              Estate, LLC., a limited liability company
              affiliated through common ownership
              interest to be repaid within one year               $      65,824
                                                                  =============

Note receivable officers amounted to $135,099 at June 30, 2005 (See Note E).

Note payable officer amounted to $236,361 at June 30, 3005 (See Note I).

The Company leases its Ohio subsidiary retail facility from a shareholder under a five-year agreement with two five-year renewal terms. Charges to operations amounted to $114,000 for the six months ended June 30, 2005.

NOTE N - COMMON STOCK

The company issued 10,000 shares of common stock each to two individuals who have performed outside services for the Company. The stock was issued on June 16, 2005 when the fair market value of the stock was $0.57 per share.

                             GIANT MOTORSPORTS, INC.

                                  June 30, 2005
                                   (UNAUDITED)

NOTE O - ACQUISITION OF KINGS MOTOTRSPORTS, INC.

On April 30, 2004, pursuant to an Asset Purchase Agreement (the "Asset Agreement"), dated April 30, 2004 by and among the Company, King's Motorsports, Inc., d/b/a Chicago Cycle ("Chicago Cycle"), Jason Haubner and Jerry Fokas, the two (2) shareholders of Chicago Cycle, the Company acquired (the "Acquisition"), substantially all of the assets of Chicago Cycle (the "Chicago Assets"). This acquisition had been sought primarily to gain a larger market share of the motorcycle industry. Through the acquisition, goodwill in the amount of $1,588,950 was recognized and is being amortized over 15 years for income tax purposes. In consideration for the Chicago Assets and pursuant to the Asset Agreement, the Company (i) assumed certain specified liabilities of Chicago Cycle, and (ii) agreed to pay to Chicago Cycle $2,925,000, as follows:

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

                             GIANT MOTORSPORTS, INC.

                                  June 30, 2005
                                   (UNAUDITED)

NOTE O - ACQUISITION OF KINGS MOTOTRSPORTS, INC. (Continued)

In connection with the Acquisition and pursuant to the Asset Purchase Agreement, the Company entered into a Non-Competition Agreement ("Non-Competition Agreement"), dated April 30, 2004 with Mr. Haubner, pursuant to which Mr. Haubner agreed to limit his business activities to those not competing with Chicago Cycle until December 31, 2006. In consideration for the Non-Competition Agreement, the Company agreed to pay Mr. Haubner a monthly fee of $20,833. Effective June 15, 2005, Mr. Haubner violated the Agreement. The Company has negotiated a total amount to be assigned to the Non-Competition Agreement of $130,000, which will be paid through the end of 2005.

NOTE P - SUBSEQUENT EVENTS

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

      Together with our two wholly-owned subsidiaries, we own and operate two retail power sports superstores. Our core brands include Suzuki, Yamaha, Honda, Ducati and Kawasaki. Our superstores operate under the names "Andrews Cycles" and "Chicago Cycles." Andrews Cycles is located in Salem, Ohio, had approximately 50 employees at June 30, 2005, and operated from an approximately 35,000 square foot facility on June 30, 2005. Chicago Cycles is located in the Chicago metropolitan area, had approximately 81 employees at June 30, 2005 and operated from an approximately 95,000 square foot facility in Skokie, Illinois.

Overview of Economic Trends

      Effects of Increasing Interest Rates

      Notwithstanding our increase in sales for the six month period ended June 30, 2005 compared to the same period in 2004, a significant portion of which was due to our acquisition of Chicago Cycles in April 2004, we believe that if interest rates on consumer loans continue to rise, as they have during the last twelve months, this could reasonably be expected to have a material adverse effect on the sales of our power sports products, and more specifically the sales of new vehicles. In 2004, approximately $25 million of the approximately $70.7 million of our power sports sales (35.3%) were financed. Although we did not experience a material reduction in sales through June 30, 2005, the uncertainties created in the consumer financing market as a result of continuing increases in interest rates, can reasonably be expected to have a negative impact on the sale of new motorcycles in the next 12 to 24 months due to the increased costs to our customers.

      We believe that consumer interest in lower-priced used motorcycles will significantly rise, as a result of the increased costs of financing. With the acquisition of our Chicago Cycles dealership we have added sales of used motorcycles to our business. From January 1, 2005 through June 30, 2005, approximately $2.9 million of Chicago Cycles' approximately $18.9 million in revenues (15.3%) were generated from sales of used motorcycles. Although our Andrews Cycles dealership has not yet generated material revenues from the sale of used motorcycles, we commenced sales of used motorcycles at Andrews Cycles during the quarter ended June 30, 2005, and intend to substantially increase sales in 2006. We also intend to increase sales of used motorcycles at Chicago Cycles during the remainder of 2005 and thereafter. Although there can be no assurance, we believe that our greater focus on sales of lower-priced used motorcycles, which generally provide larger sales margins, will help make up for any reduction in sales of new motorcycles.

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

Loan Transactions.

      On April 30, 2004, we paid $1,675,000 of the purchase price for Chicago Cycles by issuing to Kings Motorsports a 6% $1,675,000 aggregate principal amount note (the "Note"), which Note initially provided for payment as follows:

      (i) $500,000 on July 29,  2004,  (ii)  $250,000 on October 27,  2004,  and
(iii) the remaining $925,000, plus accrued but unpaid interest on April 30, 2005. As of June 30, 2005, we had paid $825,000 of the principal amount of the Note. As of June 30, 2005, we attempted to negotiate an extended payment plan for the payment of the outstanding balance, but were unable to enter into any such agreement with the Holder of the Note. At such time, we did not believe that the holder of the Note would declare the Note to be in default, and we intended to pay the outstanding principal and interest when sufficient funds were available. The Note is secured by a second lien on Chicago Cycles' assets, and personally guaranteed by Russell Haehn and Gregory Haehn. Subsequent to June 30, 2005, the date of the financial statements included in this report, we made additional payments of principal and interest on the Note until the remaining amount due and payable was fully paid on October 13, 2005.

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

      On April 20, 2004, pursuant to a $500,000 aggregate principal amount promissory note bearing interest at the rate of fourteen (14%) percent per annum (the "Bridge Note"), we received, from a third party, a bridge loan (the "Bridge Loan"). All outstanding principal on the Bridge Note was due on October 15, 2004. To secure the repayment of principal and interest on the Bridge Note, each of Russell Haehn and Gregory Haehn (i) pledged to the lender 150,000 shares (300,000 shares in the aggregate) of common stock owned by each of them, and
(ii) guaranteed all of our payment obligations to the lender. As partial consideration for the Bridge Loan, we issued to the lender a five-year warrant to purchase 100,000 shares of common stock, at an exercise price of $2.25 per share. We also granted the lender certain piggyback registration rights with respect to the shares of common stock underlying the warrant. We used the $500,000 Bridge Loan proceeds for working and operating capital. On October 15, 2004, we repaid $250,000 of the principal amount outstanding under the Bridge Loan. Pursuant to a letter agreement entered into with the lender on October 6, 2004, payment of the remaining $250,000 of principal and all accrued interest thereon was extended until January 15, 2005. We paid the lender $2,500 in consideration for the extension. We did not make any additional payments of principal through June 30, 2005, the date of the financial statements filed with this report, however, we continued to make monthly interest payments at the rate of 14% per annum through such date. Subsequent to June 30, 2005, in September 2005, the lender assigned its rights to $50,000 of the $250,000 principal amount then outstanding to an affiliate of the lender, who in turn converted it into shares of Series A Convertible Preferred Stock and certain warrants in a private placement we closed in September 2005 (the "September 2005 Private Placement"). On September 20, 2005, we used net proceeds from our September 2005 Private Placement, in the amount of $203,383.26 to repay the remaining outstanding principal amount of the Bridge Loan and all accrued and unpaid interest thereon.

      We also have obtained a revolving line of credit with the Bank, in the maximum amount of $250,000. The line of credit bears interest at the rate of prime plus one percent (7.25% at June 30, 2005), and has no stipulated repayment terms. At June 30, 2005, the aggregate amount of principal and interest outstanding on this credit line was $249,863. This line of credit is secured by a lien on substantially all of our assets.

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

      Bank Financing

      We have a revolving credit line with Fifth Third Bancorp in a total available amount of $250,000 of which $249,863 was funded at June 30, 2005. At June 30, 2005 we were exploring other bank financing which would provide us with available funding of at least $1,000,000, and would be on more favorable terms than our revolving credit line with the Bank. Although, we believe that an increased amount of financing should be available to us, as result of our low outstanding indebtedness, we cannot assure you that we will be able to obtain financing in an amount sufficient to meet our needs to grow our business. Certain lending institutions may not be willing to provide debt financing to us, due to the fact that we have granted security interests in virtually all of our inventory and accounts receivable to the manufacturers and other institutions that provide us with floor plan financing for our motorcycles and other power sports equipment. Lenders may refuse to accept subordinated security positions or may require us to accept less favorable terms to provide debt financing, which would make it more difficult for us to replace our current credit line with lines providing more favorable terms and/or increased funding availability.

      Equity Financing

      At June 30, 2005 we were exploring the acquisition of equity financing in an maximum amount of $2,500,000 for the purpose of funding our working capital needs, as well as the repayment of indebtedness under the outstanding Note to King's Motorsports and the Bridge Loan. We did not on such date have a commitment for any such financing and there was no assurance that we would be able to obtain financing on acceptable terms. Although we did not have plans to raise funds, in addition to the amount described above, through the sale of our equity securities, to directly fund our working capital needs, to the extent that the growth of our business involves the acquisition of other power sports dealers, we would most likely be required to raise additional funds through the sale of common stock or preferred stock to consummate any of these acquisitions. It could be difficult for us to raise funds in amounts and on terms sufficient to fund any of these proposed acquisitions.

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

Results of Operations.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

                              June 30, 2005          June 30, 2004
                              (Six Months)            (Six Months)        Increase (Decrease)         % Change
                              -------------          -------------        -------------------         --------
Revenues                       $56,535,378            $33,952,425             $22,582,953                66%
Cost of Sales                  $49,940,805            $29,896,872             $20,043,933                67%
Operating Expenses             $5,482,982              $3,117,875             $2,365,107                 76%
Operating Income               $1,111,591               $937,678               $173,913                  19%
Income b/f Taxes                $724,981                $638,978                $86,003                  13%
Net Income                      $551,981                $393,378                $58,603                  15%

Revenues:

      Revenues for the six months ended June 30, 2005 were $56,535,378 representing an increase of $22,582,953 (66%) from the $33,952,425 reported for the six months ended June 30, 2004. Our results were impacted significantly, in a positive manner, by the acquisition of Chicago Cycles on April 30, 2004, and the inclusion of the additional revenues generated by Chicago Cycles during the six months ended June 30, 2005 in the approximate amount of $18,933,690. These results also reflect a generally higher level of sales activities at both of our locations and our move to the larger facility in Chicago. Additionally, our sales increase can also be attributed to our aggressive marketing and advertising campaigns.

Cost of Sales:

      Cost of sales for the six months ended June 30, 2005 increased by $20,043,933 (67%) to $49,940,805, during the six months ended June 30, 2005, as compared to $29,896,872 for the same period in 2004. This increase reflects the additional cost of units needed to realize the increase in sales, and is also significantly impacted by the inclusion of the cost of Chicago Cycles' sales beginning in April 30, 2004, which represented approximately $16,639,907 of our cost of sales for the six months ended June 30, 2005.

Operating Expenses:

      Selling, general and administrative expenses for the six months ended June 30, 2005 were $5,482,982, an increase of $2,365,107 (76%) over $3,117,875 for the same period in 2004. The aggregate increase in such costs were principally related to (i) additional selling, general and administrative expenses relating to Chicago Cycles, commencing April 30, 2004, including increases of approximately $942,000 in compensation payable to our salespersons and $353,000 in advertising expenses, during the six months ended June 30, 2005 and (ii) an approximate $126,000 increase in legal, accounting, auditing and other professional fees, during the six months ended June 30, 2005, which additional fees were primarily associated with the ongoing compliance and maintenance requirements of being a public company. Net interest expense increased approximately $114,677 to $420,750 in the six months ended June 30, 2005 as compared to $306,073 during the same period in 2004. This increase is primarily due to (i) interest payable by the Company relating to the loans we acquired to pay for Chicago Cycles and the Bridge Loan, and (ii) an increase in interest bearing floor plan inventory, and most significantly the addition of the floor plan inventory of Chicago Cycles, which represented approximately $119,436 of net interest expense for the six months ended June 30, 2005.

Operating Income:

      We had income from operations before other income (expense) of $1,111,591 for the six month period ended June 30, 2005, as compared to income from operations of $937,678 for the same period in 2004. This increase in income from operations during the six months ended June 30, 2005 as compared to the same period in 2004, is a result of greater sales volume and an increase in gross margin on our sales. Depreciation and amortization was approximately $210,000 for the six months ended June 30, 2005, as compared to $60,000 for the same period in 2004.

Income before Taxes:

      We had income before provision for taxes, for the six months ended June 30, 2005 of $724,981, as compared with income before provision for taxes of $638,978 for the same period in 2004. This increase in income before taxes during the six months ended June 30, 2005 as compared to the same period in 2004, is a result of our greater sales volume and an increase in gross margin on our sales. We had taxes of $173,000 for the six months ended June 30, 2005, as compared to taxes of $245,600 for the six months ended June 30, 2004. Income taxes during the current period were reduced due in part to a net operating loss carryforward from the first quarter of 2005.

Net Income:

      We had a net income of $551,981 for the six months ended June 30, 2005, as compared to net income of $393,378 for the same period in 2004. This increase in net income during the six months ended June 30, 2005 as compared to the same period in 2004, is a result of our greater sales volume, an increase in gross margin on sales, and the reduced income taxes for the current period.

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

                             June 30, 2005           June 30, 2004
                             (Three Months)          (Three Months)       Increase (Decrease)         % Change
                             --------------          --------------       -------------------         --------
Revenues                       $35,817,371            $22,752,262             $13,065,109                57%
Cost of Sales                  $31,213,014            $20,186,009             $11,027,005                54%
Operating Expenses             $3,100,827              $2,013,650             $1,087,177                 54%
Operating Income               $1,503,530               $552,603               $950,927                 172%
Income b/f Taxes               $1,263,191               $341,719               $921,472                 269%
Net Income                     $1,090,191               $206,119               $884,072                 429%

Revenues:

      Revenues for the three months ended June 30, 2005 were $35,817,371 representing an increase of $13,065,109 (57%) from the $22,752,262 reported for the three months ended June 30, 2004. Our results were impacted in a positive manner by a generally higher level of sales activities at both of our locations and our move to the larger facility in Chicago. Additionally, our sales increase can also be attributed to our aggressive marketing and advertising campaigns.

Cost of Sales:

      Cost of sales for the three months ended June 30, 2005 increased by $11,027,005 (54%) to $31,213,014, during the three months ended June 30, 2005, as compared to $20,186,009 for the same period in 2004. This increase reflects the additional cost of units needed to realize the increase in sales, and is also significantly impacted by the additional units purchased as a result of our move to the larger facility in Chicago.

Operating Expenses:

      Selling, general and administrative expenses for the three months ended June 30, 2005 were $3,100,827, an increase of $1,087,177 (54%) over $2,013,650 for the same period in 2004. The aggregate increase in such costs were principally related to (i) additional selling, general and administrative expenses relating to Chicago Cycles, commencing April 30, 2004, including increases of approximately $557,000 in compensation payable to our salespersons and $103,000 in advertising expenses, during the three months ended June 30, 2005 and (ii) an approximate $26,000 increase in legal, accounting, auditing and other professional fees, during the three months ended June 30, 2005, which additional fees were primarily associated with the ongoing compliance and maintenance requirements of being a public company. Net interest expense increased approximately $29,550 to $246,909 in the three months ended June 30, 2005 as compared to $217,359 during the same period in 2004. This increase is primarily due to (i) interest payable by the Company relating to the loans we acquired to pay for Chicago Cycles and the Bridge Loan, and (ii) an increase in interest bearing floor plan inventory, and most significantly the addition of the floor plan inventory of Chicago Cycles, which represented approximately $81,000 of net interest expense for the three months ended June 30, 2005.

Operating Income:

      We had income from operations before other income (expense) of $1,503,530 for the three month period ended June 30, 2005, as compared to income from operations of $552,603 for the same period in 2004. This increase in income from operations during the three months ended June 30, 2005 as compared to the same period in 2004, is a result of greater sales volume and an increase in gross margin on our sales. Depreciation and amortization was approximately $91,500 for the three months ended June 30, 2005, as compared to $39,500 for the same period in 2004.

Income before Taxes:

      We had income before provision for taxes, for the three months ended June 30, 2005 of $1,263,191, as compared with income before provision for taxes of $341,719 for the same period in 2004. This increase in income before taxes during the three months ended June 30, 2005 as compared to the same period in 2004, is a result of our greater sales volume and an increase in gross margin on our sales. We had taxes of $173,000 for the three months ended June 30, 2005, as compared to taxes of $135,600 for the three months ended June 30, 2004. This increase in taxes reflects greater income during the three months ended June 30, 2005. Income taxes during the current period were reduced due in part to a net operating loss carryforward from the first quarter of 2005.

Net Income:

      We had a net income of $1,090,191 for the three months ended June 30, 2005, as compared to net income of $206,119 for the same period in 2004. This increase in net income during the three months ended June 30, 2005 as compared to the same period in 2004, is a result of our greater sales volume, an increase in gross margin on sales, and the reduced income taxes for the current period.

Liquidity and Capital Resources.

      Our primary source of liquidity has been cash generated by operations and borrowings under various credit facilities. At June 30, 2005, we had $469,588 in cash and cash equivalents, compared to $1,862,187 at December 31, 2004. Until required for operations, our policy is to invest excess cash in bank deposits and money market funds. Net working capital at June 30, 2005 was ($669,204) compared to ($399,303) at December 31, 2004. The Company's negative net working capital at June 30, 2005, was mostly attributable to its financing of the Chicago Cycles acquisition through short-term debt, as well as an increase in floor plan financing, as a result of the additional inventory acquired in the Chicago Cycles acquisition.

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

Contractual Obligations

      We have entered into various contractual obligations, which may be summarized as follows:

-------------------------------------------------------------------------------------------------------------------------------
                 Contractual Obligations                                    Payments due by period
                                                   ----------------------------------------------------------------------------
                                                                      Less than 1                                 More than 5
                                                       Total             year         1-3 years      3-5 years        years
-------------------------------------------------------------------------------------------------------------------------------
Long-Term Debt Obligations                         $  1,106,076    $    458,320    $    647,756              --              --
-------------------------------------------------------------------------------------------------------------------------------
Capital (Finance) Lease Obligations                $  7,608,583    $    156,367    $  1,982,668    $  2,047,716    $  3,421,832
-------------------------------------------------------------------------------------------------------------------------------
Operating Lease Obligations                                  --              --              --              --              --
-------------------------------------------------------------------------------------------------------------------------------
Purchase Obligations                                As Needed
-------------------------------------------------------------------------------------------------------------------------------
Other Long-Term Liabilities Reflected on the
Company's Balance Sheet under the GAAP of the
primary financial statements                                 --              --              --              --              --
-------------------------------------------------------------------------------------------------------------------------------
Total                                              $  8,714,659    $    614,687    $  2,630,424    $  2,047,716    $  3,421,832
-------------------------------------------------------------------------------------------------------------------------------

Item 3.    Quantitative and Qualitative Disclosure about Market Risk

      The Company is exposed to market risk in the ordinary course of its business. These risks are primarily related to changes in short-term interest rates. The potential impact of the Company's exposure to these risks is presented below:

Interest Rates

      Floor Plan Financing

      We purchase new and used vehicle inventory by utilizing floor plan financing provided by lending institutions, as well as manufacturers of certain of the products we sell, including Kawasaki Motor Finance Company and America Honda Finance. We had outstanding indebtedness under floor plan notes of $19,380,306 and $17,788,706, at June 30, 2005 and December 31, 2004,
respectively. Interest rates in connection with our floor plan financing generally fluctuate based on the prime rate, the type of product being financed and the length of time that such product remains on the floor plan. During the first six months of 2005, interest rates on our floor plan financing ranged from a low of 5.64% to a high of 10.9%. Since we are dependent to a significant extent on our ability to finance the purchase of inventory, increases in the prime rate of interest could have a significant negative impact on our income from operations, as a result of the greater interest we will be required to pay with respect to our floor plan financing. While increases in the prime rate did not have a significant impact on our floor plan financing in 2004 and during the first six months of 2005, continued increases would, in all likelihood, result in a reduction in our income from operations during the remainder of 2005 and thereafter. Although we cannot determine the precise impact of rate increases, we believe that we would begin to experience a material negative impact on our financial condition if the prime rate were to increase to 10% from its rate at June 30, 2005 of 6.25%.

      Line of Credit

      We also have an existing revolving credit line with Fifth Third Bancorp, the interest rate of which fluctuates with the prime rate, at prime plus one percent. Since the aggregate outstanding indebtedness of this line of credit was $249,863 and $250,000 at June 30, 2005 and December 31, 2004, respectively, we do not believe that fluctuations in the prime rate under our credit line will have more than a slight negative impact on our income from operations.

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

Item 4.    Controls and Procedures

      Our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report (June 30, 2005). Based on this evaluation, our principal executive officer and our principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective. Disclosure controls and procedures mean our controls and other procedures that are designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

      There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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


Date: January 23, 2006           By: /s/ Gregory A. Haehn
                                     -------------------------------------------
                                     Name:  Gregory A. Haehn
                                     Title: President, Chief Operating Officer,
                                            Treasurer and a Director
                                            (Principal Financial and Accounting
                                            Officer)