Form 10-Q/A
period 2005-09-30
GIANT MOTORSPORTS INC
filed 2006-01-23
CIK 1204947

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2005

                                       OR

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________ to _________

                        Commission File Number: 000-50243

                             GIANT MOTORSPORTS, INC.
================================================================================
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

Yes [X]    No [_]


Indicate by check mark whether the Registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act)

Yes [_]    No [X]


Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

As of January 20, 2006 the registrant had 10,445,000 shares of common stock, $.001 par value, issued and outstanding.

                             GIANT MOTORSPORTS, INC.

                              INDEX TO FORM 10-Q/A

                                                                        Page No.
                                                                        --------

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

      Condensed Consolidated Balance Sheets as of September 30,
       2005 (Unaudited) and December 31, 2004 (Audited)                        3

      Condensed Consolidated Statements of Operations for the
       Nine Months and Three Months Ended September 30, 2005
       and 2004 (Unaudited)                                                    5

      Condensed Consolidated Statements of Cash Flow for the
       Nine Months and Three Months Ended September 30, 2005
       and 2004 (Unaudited)                                                    6

      Notes to Condensed Consolidated Financial Statements                     7

Item 2.    Management's Discussion and Analysis of Financial
           Conditions and Results of Operations                               18

Item 3.    Quantitative and Qualitative Disclosures about Market Risk         28

Item 4.    Controls and Procedures                                            29


PART II. OTHER INFORMATION

Item 1.    Legal Proceedings                                                  30

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds        30

Item 3.    Defaults upon Senior Securities                                    30

Item 4.    Submission of Matters to a Vote of Security Holders                30

Item 5.    Other Information                                                  30

Item 6.    Exhibits                                                           30


SIGNATURES                                                                    31

                             GIANT MOTORSPORTS, INC.


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                             GIANT MOTORSPORTS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                     Restated
                                                  Sept. 30, 2005   Dec. 31, 2004
                                                     Unaudited        Audited
                                                  --------------   -------------
                                  ASSETS

CURRENT ASSETS
     Cash and cash equivalents                      $   703,605      $ 1,862,187
     Accounts receivable, net                         3,375,001        2,465,369
     Accounts receivable, affiliates                    249,966           65,823
     Inventories                                     17,316,251       16,538,087
     Accounts receivable, employees                      24,138               --
     Notes receivable, officers                         147,216          254,029
     Deferred federal income taxes                        8,500            8,500
     Prepaid expenses                                    35,369           61,875
                                                    -----------      -----------
                            TOTAL CURRENT ASSETS     21,860,046       21,255,870
                                                    -----------      -----------

FIXED ASSETS, NET                                     1,845,008        1,105,667
                                                    -----------      -----------

OTHER ASSETS
     Intangibles, net                                 1,621,450        1,588,950
     Deferred federal income taxes                        1,600               --
     Deposits                                            48,000           67,240
                                                    -----------      -----------
                              TOTAL OTHER ASSETS      1,671,050        1,656,190
                                                    -----------      -----------
                                                    $25,376,104      $24,017,727
                                                    ===========      ===========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                             GIANT MOTORSPORTS, INC.
                CONDENSED CONSOLIDATED BALANCE SHEET (CONTINUED)

                                                                                                     Restated
                                                                                                  Sept. 30, 2005       Dec. 31, 2004
                                                                                                     Unaudited            Audited
                                                                                                   ------------         ------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Notes payable                                                                                  $    674,863         $  1,425,000
    Notes payable, floor plans                                                                       15,474,363           17,788,706
    Note payable, officer                                                                               236,316                   --
    Accounts payable, trade                                                                           1,851,247            1,226,986
    Accrued expenses                                                                                    314,656              172,281
    Accrued warranty                                                                                     22,500               90,000
    Accrued income taxes                                                                                694,300              393,300
    Customer deposits                                                                                   352,142              344,140
    Current portion of long-term debt                                                                   214,760              214,760
                                                                                                   ------------         ------------
                                                                      TOTAL CURRENT LIABILITIES      19,835,147           21,655,173

DEFERRED FEDERAL INCOME TAXES                                                                                --               37,400

LONG-TERM DEBT, NET                                                                                     837,600              996,267
                                                                                                   ------------         ------------
                                                                              TOTAL LIABILITIES      20,672,747           22,688,840
                                                                                                   ------------         ------------

COMMITMENTS - NOTE J

STOCKHOLDERS' EQUITY
    Preferred stock, $.001 par value, authorized 5,000,000 shares
         5,000 shares designated Series A Convertible, $1,000 stated value
         2,870 shares issued and outstanding at September 30, 2005, 0 shares
         issued at December 31, 2004                                                                  2,870,000                   --
    Discount on preferred stock                                                                      (1,343,160)                  --
    Common stock, $.001 par value, authorized 75,000,000 shares
         10,445,000 shares at issued and outstanding at September 30, 2005
         and 10,425,000 shares issued and outstanding at December 31, 2004                               10,445               10,425
    Additional paid-in-capital                                                                               --            1,014,534
    Additional paid-in-capital - Options                                                                109,442                   --
    Additional paid-in capital - Warrants                                                             2,020,480                   --
    Additional paid-in capital - Beneficial conversions                                               2,870,000                   --
    Issuance costs on preferred series A convertible                                                   (786,762)                  --
    Retained earnings (Deficit)                                                                      (1,047,088)             303,928
                                                                                                   ------------         ------------
                                                                     TOTAL STOCKHOLDERS' EQUITY       4,703,357            1,328,887
                                                                                                   ------------         ------------
                                                                                                   $ 25,376,104         $ 24,017,727
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

                             GIANT MOTORSPORTS, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
         For the nine and three months ended September 30, 2005 and 2004

                                                                      Nine Months Ended                    Three Months Ended
                                                                  September 30,    September 30,     September 30,     September 30,
                                                                   Restated                           Restated
                                                                      2005              2004             2005              2004
                                                                 ------------      ------------      ------------      ------------
                                                                 (Unaudited)       (Unaudited)       (Unaudited)       (Unaudited)
OPERATING INCOME
    Sales                                                        $ 81,480,719      $ 58,937,527      $ 26,397,387      $ 25,773,937
    Finance, insurance and extended service revenues                2,304,164         1,339,985           852,118           551,150
                                                                 ------------      ------------      ------------      ------------
                                         TOTAL OPERATING INCOME    83,784,883        60,277,512        27,249,505        26,325,087

COST OF MERCHANDISE SOLD                                           73,271,992        52,996,143        23,331,187        23,099,271
                                                                 ------------      ------------      ------------      ------------
                                                   GROSS PROFIT    10,512,891         7,281,369         3,918,318         3,225,816
                                                                 ------------      ------------      ------------      ------------

OPERATING EXPENSES
    Selling expenses                                                5,788,545         3,705,101         2,176,542         1,762,275
    General and administrative expenses                             2,931,266         1,916,998         1,060,287           741,949
                                                                 ------------      ------------      ------------      ------------
                                                                    8,719,811         5,622,099         3,236,829         2,504,224
                                                                 ------------      ------------      ------------      ------------
                                         INCOME FROM OPERATIONS     1,793,080         1,659,270           681,489           721,592
                                                                 ------------      ------------      ------------      ------------

OTHER INCOME AND (EXPENSE)
    Other income, net                                                  99,560            17,313            65,420             9,940
    Interest expense, net                                            (601,933)         (508,369)         (181,183)         (202,296)
                                                                 ------------      ------------      ------------      ------------
                                                                     (502,373)         (491,056)         (115,763)         (192,356)
                                                                 ------------      ------------      ------------      ------------
                                     INCOME BEFORE INCOME TAXES     1,290,707         1,168,214           565,726           529,236

INCOME TAXES                                                          413,000           485,700           240,000           240,100
                                                                 ------------      ------------      ------------      ------------

                                                     NET INCOME       877,707           682,514           325,726           289,136

BENEFICIAL CONVERSION                                               2,870,000                --         2,870,000                --
                                                                 ------------      ------------      ------------      ------------

                                        NET INCOME ATTRIBUTABLE
                                         TO COMMON SHAREHOLDERS  $ (1,992,293)     $    682,514      $ (2,544,274)     $    289,136
                                                                 ============      ============      ============      ============

                                       BASIC EARNINGS PER SHARE  $      (0.19)     $       0.07      $      (0.24)     $       0.03
                                                                 ============      ============      ============      ============

                                     DILUTED EARNINGS PER SHARE  $      (0.19)     $       0.06      $      (0.24)     $       0.03
                                                                 ============      ============      ============      ============

                            WEIGHTED AVERAGE SHARES OUTSTANDING

                                                          BASIC    10,432,839        10,425,000        10,445,000        10,425,000
                                                                 ============      ============      ============      ============
                                                        DILUTED    10,432,839        11,351,740        10,445,000        11,425,000
                                                                 ============      ============      ============      ============

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                             GIANT MOTORSPORTS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
              For the nine months ended September 30, 2005 and 2004

                                                                            Restated
                                                                               2005                   2004
                                                                           -----------            -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                             $   877,707            $   682,514
    Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Depreciation                                                               238,789                109,420
    Amortization                                                                97,500                     --
    Deferred federal income taxes                                              (39,000)              (273,300)
    Issuance of common stock for services                                       11,600                     --
    (Increase) in accounts receivable, net                                    (909,632)            (2,793,656)
    (Increase) in accounts receivable, employees                               (24,138)                    --
    (Increase) in inventories                                                 (778,164)            (3,257,721)
    (Increase) decrease in accounts receivable affiliates                     (184,143)               315,343
    (Increase) decrease in prepaid expenses                                     26,506                (91,339)
    Decrease (increase) in deposits                                             19,240                (25,000)
    Increase (decrease) in customer deposits                                     8,002                656,883
    Increase in deferred service contract income                                    --                765,170
    Increase in accounts payable trade                                         546,424                167,102
    Increase in accounts payable affiliate                                          --                      0
    Increase in accrued income taxes                                           301,000                559,000
    Increase in accrued expenses                                               142,375                 66,094
    Decrease in accrued warranty                                               (67,500)                    --
                                                                           -----------            -----------
                     NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES       266,566             (3,119,490)
                                                                           -----------            -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of fixed assets                                                  (734,558)              (681,243)
    Covenant not to compete incurred                                          (130,000)
                                                                           -----------            -----------
                                 NET CASH (USED IN) INVESTING ACTIVITIES      (864,558)              (681,243)
                                                                           -----------            -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Short-term borrowings (payments) on notes                                 (750,137)                24,000
    Increase (decrease) in floor plan liability                             (2,314,343)             3,705,464
    Long-term borrowings on note                                                    --              1,250,000
    Payments on long-term debt                                                (158,667)               (66,830)
    Payments on note payable to officer                                         (7,256)                    --
    (Increase) decrease in notes receivable from officers                      106,813               (122,842)
    Distributions                                                                   --               (366,000)
    Net proceeds from preferred stock issuance                               2,563,000                     --
    Issue 1,000,000 stock warrants                                                  --                 15,000
    Repurchase 8,000,000 shares of common stock                                     --                (21,250)
                                                                           -----------            -----------
                     NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES      (560,590)             4,417,542
                                                                           -----------            -----------
                    NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS    (1,158,582)               616,809

    CASH AND CASH EQUIVALENTS, beginning of Period                           1,862,187                587,917
                                                                           -----------            -----------
    CASH AND CASH EQUIVALENTS, end of Period                               $   703,605            $ 1,204,726
                                                                           ===========            ===========

OTHER SUPPLEMENTARY CASH FLOW INFORMATION
    Beneficial equity conversion                                           $ 2,870,000            $        --
                                                                           ===========            ===========
    Short-term borrowings incurred for the acquisition of assets           $        --            $ 1,675,000
                                                                           ===========            ===========
    Note payable to officer incurred for the acquisition of assets         $   243,572            $        --
                                                                           ===========            ===========
    Income taxes paid                                                      $   151,000            $        --
                                                                           ===========            ===========
    Interest paid                                                          $   395,406            $   515,720
                                                                           ===========            ===========
    Stock issued for outside services                                      $    11,600            $        --
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

Depreciation   of  property  and   equipment  and   amortization   of  leasehold
improvements are provided using the straight-line method over the following estimated useful lives:

      Fixtures, and equipment..................................     3-7    years
      Vehicles ................................................      5     years
      Leasehold Improvements...................................      10    years

Goodwill and Other Intangible Assets:

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 142 "Goodwill and Other Intangible Assets". This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB opinion No. 17, "Intangible Assets". It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in the financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The Company, in its acquisitions, recognized $1,588,950 of goodwill. The Company performs its annual impairment test for goodwill at year-end. In addition, the Company acquired a Non-Compete Agreement in the amount of $500,000. Originally the Agreement was to be amortized over two (2) years, expiring on December 31, 2006. However, the holder of the Non-Compete Agreement has violated the agreement. The carrying value has been written down to $130,000 and will be amortized through the end of 2005.

                                                   Gross Carrying   Accumulated
                                                       Amount       Amortization
                                                   --------------  -------------
      Non-Compete Agreements                       $    130,000    $     97,500
      Goodwill                                     $  1,588,950    $         -0-

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

The following is a reconciliation of the computation for basic and diluted EPS:

                                                                                Nine Months Ended
                                                                      September 30          September 30
                                                                         2005                    2004
                                                                      ------------           ------------
      Net  Income (loss)                                              $ (1,992,293)          $    682,514
                                                                      ============           ============

Weighted-average common shares outstanding (Basic)                      10,432,839             10,425,000

      Weighted-average common stock equivalents:
                           Warrants                                             -0-               926,740
                                                                      ------------            -----------

      Weighted-average common shares outstanding (Diluted)              10,432,839             11,351,740
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

NOTE E - NOTES RECEIVABLE OFFICERS

Notes receivable officers consisted of advances to officers and advances to companies that the officers own bearing interest at 6% with no stipulated repayment terms. Interest income on these notes amounted to $8,259 for the nine months ended September 30, 2005. As of December 31, 2005 the loans have been repaid. The interest income was "netted" against interest expense for financial statement purposes.

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

                             GIANT MOTORSPORTS, INC.

                           September 30, 2005 and 2004
                                   (UNAUDITED)

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

NOTE H - NOTE PAYABLE

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

NOTE J - LONG-TERM DEBT

Long-term debt consisted of various notes aggregating $1,052,360 at September 30, 2005. This amount matures at various times ranging from 2005 to 2009, bearing interest at various rates ranging from 7.25% to 8% per year. The notes are collateralized by substantially all of the Company's assets. The short-term portion of all long-term debt amounted to $214,760 as of September 30, 2005.

After the payment of an aggregate of $130,000 to one of the owners of King's Motorsports, under the terms of a Non-Compete Agreement in which the Company agreed to pay such owner a total of $500,000 in consideration for a covenant not to compete with the Company's business (See Note A - Goodwill and Other Intangible Assets), the Company, in May 2005, canceled the remaining payments due thereunder, as a result of said owner's violation of the terms of the Non-Compete Agreement. This indebtedness was no longer reflected in the Company's financial statements as of September 30, 2005.

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

The following is a summary of future minimum lease payments under operating leases that have initial or remaining noncancellable terms in excess of one year as of September 30, 2005:

        YEAR ENDING                                                AMOUNT
        -----------                                              ----------
            2005                                                 $  156,367
            2006                                                    875,093
            2007                                                    947,209
            2008                                                    986,159
            2009                                                  1,009,810
            2010                                                  1,032,905
                                                                 ----------
                                                                 $5,007,542
                                                                 ==========
NOTE L - INCOME TAXES

Income taxes (credit) consisted of the following:

                                                                   2005
                                                                ---------
      Federal:
        Current                                                 $ 411,000
        Deferred                                                  (31,500)
                                                                ---------
                                                                  379,500
      State:
        Current                                                    41,000
        Deferred                                                   (7,500)
                                                                ---------
                                                                   33,500
                                                                ---------
                    TOTAL                                       $ 413,000
                                                                =========

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

NOTE M - RELATED PARTY TRANSACTIONS

Related Party Transactions:

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

NOTE N - COMMON STOCK

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

                             GIANT MOTORSPORTS, INC.

                           September 30, 2005 and 2004
                                   (UNAUDITED)

NOTE O - PREFERRED STOCK

The Company has 5,000,000 shares of preferred stock authorized, with a par value of $.001 per share. Included in these 5,000,000 shares are 5,000 authorized shares of Series A Convertible Preferred stock, of which 2,870 shares are issued and outstanding at September 30, 2005. On September 16, 2005, the Company issued 2,870 shares of Series A Convertible Preferred stock with a stated value of $1,000 to accredited investors in a private placement offering. Each share of Series A Convertible Preferred Stock is convertible into 2,000 shares of the Company's common stock.

The Company also issued in the private placement (i) warrants allowing the investors to purchase up to 5,740,000 shares of the Company's common stock, and
(ii) an option allowing the placement agent to purchase 287 shares of Series A Convertible Preferred Stock, and warrants to purchase up to 574,000 shares of common stock.

In connection with the private placement warrants, the Company reported a beneficial conversion in the amount of $2,870,000 as a constructive dividend associated with the preferred stock.

The net proceeds of the issuance of the preferred stock were allocated based on the relative fair values of each equity instrument using the Black-Scholes Pricing Model and current market values where applicable. The preferred stock conversion price was less than the market value based on these valuations on the date of issuance; accordingly a preferred stock discount resulted from the allocation of the net proceeds to the other equity instruments issued. This discount will be amortized over the life of the warrants.

NOTE P - ACQUISITION OF KINGS MOTOTRSPORTS, INC.

On April 30, 2004, pursuant to an Asset Purchase Agreement (the "Asset Agreement"), dated April 30, 2004 by and among the Company, King's Motorsports, Inc., d/b/a Chicago Cycle ("Chicago Cycle"), Jason Haubner and Jerry Fokas, the two (2) shareholders of Chicago Cycle, the Company acquired (the "Acquisition"), substantially all of the assets of Chicago Cycle (the "Chicago Assets"). This acquisition had been sought primarily to gain a larger market share of the motorcycle industry. Through the acquisition, goodwill of $1,588,950 was recognized, and is being amortized over 15 years for income tax purposes. In consideration for the Chicago Assets and pursuant to the Asset Agreement, the Company (i) assumed certain specified liabilities of Chicago Cycle, and (ii) agreed to pay to Chicago Cycle $2,925,000, as follows:

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

                             GIANT MOTORSPORTS, INC.

                           September 30, 2005 and 2004
                                   (UNAUDITED)


NOTE P - ACQUISITION OF KINGS MOTOTRSPORTS, INC (Continued)

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

In connection with the Acquisition and pursuant to the Asset Purchase Agreement, the Company entered into a Non-Competition Agreement ("Non-Competition Agreement"), dated April 30, 2004 with Mr. Haubner, pursuant to which Mr. Haubner agreed to limit his business activities to those not competing with Chicago Cycle until December 31, 2006. In consideration for the Non-Competition Agreement, the Company agreed to pay Mr. Haubner a monthly fee of $20,833. Effective June 15, 2005, Mr. Haubner has violated the Agreement. The Company has negotiated a total amount to be assigned to the Non-Competition Agreement of $130,000, which will be paid through the end of 2005.

NOTE Q - SUBSEQUENT EVENTS

The Company has renegotiated the terms and payoff amount with Kings Motorsports, Inc. The balance of the loan, which amounted to $425,000, was due in full on April 30, 2005. The balance was subsequently paid in full on October 13, 2005. In addition, the loans from the shareholders has been repaid in December 2005.

NOTE R - RESTATEMENT

The Company has reclassified elements of the Stockholders Equity section of the balance sheet to reflect the beneficial conversion and other aspects associated with the issuance of the preferred series A shares and warrants. Additionally, the Statement of operations has been amended to reflect the beneficial conversion applied to the preferred stock. This beneficial conversion resulted in a reduction of $2,870,000 that would have been applicable to common shareholders. The restatements had no effect on the total income, loss, or total equity. However, earnings per share for common shareholders decreased from $.08 to $(0.19).

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

Overview of Economic Trends.

      Effects of Increasing Interest Rates

      Notwithstanding our increase in sales for the nine month period ended September 30, 2005 compared to the same period in 2004, a significant portion of which was due to our acquisition of Chicago Cycles in April 2004, we believe that if interest rates on consumer loans continue to rise, as they have during the last twelve months, this could reasonably be expected to have a material adverse effect on the sales of our power sports products, and more specifically the sales of new vehicles. In 2004, approximately $25 million of the approximately $70.7 million of our power sports sales (35.3%) were financed. Although we did not experience a material reduction in sales through September 30, 2005, the uncertainties created in the consumer financing market as a result of continuing increases in interest rates, can reasonably be expected to have a negative impact on the sale of new motorcycles in the next 12 to 24 months due to the increased costs to our customers.

      We believe that consumer interest in lower-priced used motorcycles will significantly rise, as a result of the increased costs of financing. With the acquisition of our Chicago Cycles dealership we have added sales of used motorcycles to our business. From January 1, 2005 through September 30, 2005, approximately $4.3 million of Chicago Cycles' approximately $32.1 million in revenues (13%) were generated from sales of used motorcycles. Although our Andrews Cycles dealership has not yet generated material revenues from the sale of used motorcycles, we have commenced sales of used motorcycles at Andrews Cycles in the second half of 2005 and intend to substantially increase sales in 2006. We also intend to increase sales of used motorcycles at Chicago Cycles in 2006. Although there can be no assurance, we believe that our greater focus on sales of lower-priced used motorcycles, which generally provide larger sales margins, will help make up for any reduction in sales of new motorcycles.

      Effects of Increasing Fuel Costs

      Although we have not yet computed the increase in sales of motorcycles and scooters attributable to the spike in gasoline prices during the fourth quarter of 2005, we have noticed an increase in sales of these products during this three month period, which is historically the slowest period for sales. We believe that it is reasonable to assume that a continued rise in gasoline prices will result in many consumers considering the use of motorcycles and scooters as alternative forms of transportation to automobiles, since motorcycles and scooters provide significantly better gas mileage than automobiles resulting in substantially lower fuel costs. Although there is no absolute certainty as to the direction that gasoline prices will move in 2006 and beyond, recent trends appear to suggest a greater likelihood of increases than reductions, which could have a positive impact on our sales for the next 12 to 24 months.

      Reduction in Units by Manufacturers

      We believe that certain manufacturers of the motorcycles we sell have recently begun to reduce the number of units they manufacture, normally with respect to some higher-end models, in order to increase the price per unit. Because of our position in the market, we believe that we are generally able to receive a larger allocation of these models than many other dealers. Since this pricing normally results in greater sales margins, reduced unit sales and higher pricing by manufacturers, in the future, could result in a material increase in our revenues and profits, provided that there are a sufficient number of customers willing to pay higher prices for these more limited produced models.

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

      On April 20, 2004, pursuant to a $500,000 aggregate principal amount promissory note bearing interest at the rate of fourteen (14%) percent per annum (the "Bridge Note"), we received, from a third party, a bridge loan (the "Bridge Loan"). All outstanding principal on the Bridge Note was due on October 15, 2004. To secure the repayment of principal and interest on the Bridge Note, each of Russell Haehn and Gregory Haehn (i) pledged to the lender 150,000 shares (300,000 shares in the aggregate) of common stock owned by each of them, and
(ii) guaranteed all of our payment obligations to the lender. As partial consideration for the Bridge Loan, we issued to the lender a five-year warrant to purchase 100,000 shares of common stock, at an exercise price of $2.25 per share. We also granted the lender certain piggyback registration rights with respect to the shares of common stock underlying the warrant. We used the $500,000 Bridge Loan proceeds for working and operating capital. On October 15, 2004, we repaid $250,000 of the principal amount outstanding under the Bridge Loan. Pursuant to a letter agreement entered into with the lender on October 6, 2004, payment of the remaining $250,000 of principal and all accrued interest thereon was extended until January 15, 2005. We paid the lender $2,500 in consideration for the extension. In September 2005, the lender assigned its rights to $50,000 of the $250,000 principal amount then outstanding to an affiliate of the lender, who in turn converted it into Series A Shares and Series A Warrants in our September 2005 Private Placement. On September 20, 2005, we used net proceeds from our September 2005 Private Placement, in the amount of $203,383.26 to repay the remaining outstanding principal amount of the Bridge Loan and all accrued and unpaid interest thereon.

      We also have obtained a revolving line of credit with the Bank, in the maximum amount of $250,000. This line of credit bears interest at the rate of prime plus one percent (7.75% at September 30, 2005), and has no stipulated repayment terms. At September 30, 2005, the aggregate amount of principal and interest outstanding on this credit line was $249,863. This line of credit is secured by a lien on substantially all of our assets.

Financing Activities

      In September 2005, the Company sold to accredited investors, in a private placement offering (the "September 2005 Private Placement"), 2,870 Series A Shares and warrants to purchase up to of 5,740,000 shares common stock (the "Series A Warrants"), resulting in the receipt by the Company of $2,870,000 of gross proceeds including the repayment of $50,000 of indebtedness outstanding under the Bridge Loan from HSK Funding, Inc., by the conversion of that amount into Series A Shares and Series A Warrants. These securities are convertible into the shares of common stock being offered for resale in this prospectus. After deduction of all offering expenses for the September 2005 Private Placement, including the placement agent's commissions and nonaccountable expense allowance, the Company received net proceeds of $2,485,163. The Company has used these net proceeds for debt repayment legal fees, and general working capital purposes.

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

      Bank Financing

      We currently have a revolving credit line with Fifth Third Bancorp in a total available amount of $250,000 of which $249,863 was funded at September 30, 2005. We are currently exploring other bank financing which would provide us with available funding of at least $1,000,000, and would be on more favorable terms than our current revolving credit lines with the Bank. Although, we believe that an increased amount of financing should be available to us, as result of our low outstanding indebtedness, we cannot assure you that we will be able to obtain financing in an amount sufficient to meet our needs to grow our business. Certain lending institutions may not be willing to provide debt financing to us, due to the fact that we have granted security interests in virtually all of our inventory and accounts receivable to the manufacturers and other institutions that provide us with floor plan financing for our motorcycles and other power sports equipment. Lenders may refuse to accept subordinated security positions or may require us to accept less favorable terms to provide debt financing, which would make it more difficult for us to replace our current credit line with lines providing more favorable terms and/or increased funding availability.

      Equity Financing

      Although it is not our intention to raise additional funds through the sale of our equity securities to directly fund our working capital needs, to the extent that the growth of our business involves either the acquisition of other power sports dealers or the acquisition of significant assets out of the ordinary course of our business, such as acquiring a new brand of motorcycles, we will most likely be required to raise additional funds through the sale of common stock or preferred stock to consummate any of these acquisitions. It could be difficult for us to raise funds in amounts and on terms sufficient to fund any of these proposed acquisitions.

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

Results of Operations.

Nine Months ended September 30, 2005 Compared to Nine Months ended September 30, 2004

                           September 30, 2005      September 30, 2004         Increase
                              (Nine Months)          (Nine Months)            (Decrease)        % Change
                              -------------          -------------            ----------        --------
Revenues                       $83,784,883            $60,277,512             $23,507,371          39%
Cost of Sales                  $73,271,992            $52,996,143             $20,275,849          38%
Operating Expenses             $ 8,719,811            $ 5,622,099             $ 3,097,712          55%
Operating Income               $ 1,793,080            $ 1,659,270             $   133,810           8%
Income b/f Taxes               $ 1,290,707            $ 1,168,214             $   122,493          10%
Net Income                     $ 877,707              $ 682,514               $   195,193          29%

Revenues:

      Revenues for the nine months ended September 30, 2005 were $83,784,883 representing an increase of $23,507,371 (39%) from the $60,277,512 reported for the nine months ended September 30, 2004. Our results were impacted significantly, in a positive manner, by the acquisition of Chicago Cycles on April 30, 2004, and the inclusion of the additional revenues generated by Chicago Cycles of $32,245,079 during the nine months ended September 30, 2005 as compared to only $18,257,223 during the shorter period from May 1, 2004 to September 30, 2004, in the prior year, which reflects a 76.6% increase in Chicago Cycles' sales. These results also reflect a generally higher level of sales activities at both of our locations and our move to the larger facility in Chicago. Our increase in sales, during the nine months ended September 30, 2005, also can be attributed to our aggressive marketing and advertising campaigns.

Cost of Sales:

      Cost of sales for the nine months ended September 30, 2005 increased by $20,275,849 (38%) to $73,271,992, during the nine months ended September 30, 2005, compared to $52,996,143 for the same period in 2004. This increase reflects the additional cost of units, in a total amount of $16,438,873, needed to realize the increase in sales, and is also significantly impacted by the inclusion of the costs of Chicago Cycles' sales beginning in April 30, 2004, and our move to the larger facility in Chicago, accounting for approximately $15,805,379 (78%) of this increase in cost of sales.

Operating Expenses:

      Selling, general and administrative expenses for the nine months ended September 30, 2005 were $8,719,811, an increase of $3,097,712 (55%) over
$5,622,099 for the same period in 2004. The aggregate increase in such costs were principally related to (i) additional selling, general and administrative expenses relating to Chicago Cycles, commencing April 30, 2004, which accounted for $2,957,317 of this increase, and includes increases of approximately $671,000 in compensation payable to our salespersons and $1,307,000 in advertising expenses, during the nine months ended September 30, 2005 and (ii) an approximate $85,000 increase in legal, accounting, auditing and other professional fees, during the nine months ended September 30, 2005, which additional fees were primarily associated with the ongoing compliance and maintenance requirements of being a public company and our September 2005 Private Placement. Net interest expense increased approximately $93,564 to $601,933 in the nine months ended September 30, 2005 as compared to $508,369 for the same period in 2004. This increase is primarily due to (i) interest payable by the Company of approximately $63,000 relating to the loans we acquired to pay for Chicago Cycles, (ii) interest payable of approximately $29,000 relating to the Bridge Loan, and (iii) an increase in interest bearing floor plan inventory, in a total amount of $5,546,397, a significant portion of which is attributable to the addition of the floor plan inventory of Chicago Cycles, which accounted for net interest expense of approximately $184,634 for the nine months ended September 30, 2005.

Operating Income:

      We had income from operations before other income (expense) for the nine months ended September 30, 2005 of $1,793,080, as compared to income from operations of $1,659,270 for the same period in 2004, which reflects an increase of $133,810 (8%). This increase in income from operations during the nine months ended September 30, 2005 as compared to the same period in 2004, is a result of
(i) the increase in sales to $83,784,883 for the nine months ended September 30, 2005, from $60,277,512 for the same period in 2004, and (ii) an increase in gross margin on our sales from 12% to 13%, during the nine months ended September 30, 2005 as compared to the same period in 2004. Depreciation and amortization was approximately $239,000 for the nine months ended September 30, 2005, as compared to $109,500 for the same period in 2004.

Income before Taxes:

      We had income before provision for taxes for the nine months ended September 30, 2005 of $1,290,707, as compared with income before provision for taxes of $1,168,214 for the same period in 2004. This increase of $122,493 (10%) in income before taxes during the nine months ended September 30, 2005 as compared to the same period in 2004, is primarily a result of our greater sales of $83,784,883, during the nine months ended September 30, 2005, as compared to $60,277,512 for the same period in 2004, and, to a lesser extent, an increase in gross margin on our sales between these two periods. We had taxes of $413,000 for the nine months ended September 30, 2005, as compared to taxes of $485,700 for the same period in 2004. Income taxes during the current period were reduced due in part to a net operating loss carryforward from the first quarter of 2005.

Net Income:

      We had net income of $877,707 for the nine months ended September 30, 2005, as compared to net income of $682,514 for the same period in 2004. This reflects an increase of $195,193 (29%) between these comparable periods. This increase in net income during the nine months ended September 30, 2005 as compared to the same period in 2004, is a result of our $23,507,371 increase in sales for the nine months ended September 30, 2005, an increase in gross margin on our sales from 12% to 13%, and the reduced income taxes for the nine months ended September 30, 2005, as compared to the same period in 2004.

Three Months ended September 30, 2005 Compared to Three Months ended September 30, 2004

                           September 30, 2005      September 30, 2004         Increase
                             (Three Months)          (Three Months)           (Decrease)         % Change
                             --------------          --------------           ----------         --------
Revenues                       $27,249,505            $26,325,087              $924,418              4%
Cost of Sales                  $23,331,187            $23,099,271              $231,916              1%
Operating Expenses             $ 3,236,829            $ 2,504,224              $732,605             29%
Operating Income               $   681,489            $   721,592             ($ 40,103)            (6%)
Income b/f Taxes               $   565,726            $   529,236              $ 36,490              7%
Net Income                     $   325,726            $   289,136              $ 36,590             13%

Revenues:

      Revenues for the three months ended September 30, 2005 were $27,249,505 representing an increase of $924,418 (4%) from the $26,325,087 reported for the three months ended September 30, 2004. Our results, during the three months ended September 30, 2005, were impacted, in a positive manner, by a generally higher level of sales activities at both of our locations and our move to the larger facility in Chicago. Our increase in sales, during the three months ended September 30, 2005, also can be attributed to our aggressive marketing and advertising campaigns.

Cost of Sales:

      Cost of sales for the three months ended September 30, 2005 increased by $231,916 (1%) to $23,331,187, during the three months ended September 30, 2005, as compared to $23,099,271 for the same period in 2004. This increase reflects the additional cost of units, in a total amount of $185,533, needed to realize the increase in sales, and is also impacted by our move to the larger facility in Chicago.

Operating Expenses:

      Selling,  general and  administrative  expenses for the three months ended
September  30,  2005  were  $3,236,829,  an  increase  of  $732,605  (29%)  over
$2,504,224 for the same period in 2004. The aggregate increase in such costs were principally related to (i) additional selling, general and administrative expenses relating to Chicago Cycles, commencing April 30, 2004, which accounted for $493,867 of this increase, and includes increases of approximately $230,000 in compensation payable to our salespersons and $588,000 in advertising expenses, during the three months ended September 30, 2005 and (ii) an approximate $35,000 increase in legal, accounting, auditing and other professional fees, during the three months ended September 30, 2005, which additional fees were primarily associated with the ongoing compliance and maintenance requirements of being a public company and our September 2005 Private Placement. Net interest expense decreased approximately $21,113 to $181,183 in the three months ended September 30, 2005 as compared to $202,296 for the same period in 2004. This decrease is primarily due to a significant reduction in the outstanding principal amount of the King's Note from $1,199,000 at September 30, 2004 to $425,000 at September 30, 2005.

Operating Income:

      We had income from operations before other income (expense) for the three months ended September 30, 2005 of $681,489, as compared to income from operations of $721,592 for the same period in 2004, which reflects a decrease of $40,103 (6%). This decrease in income from operations during the three months ended September 30, 2005 as compared to the same period in 2004, is primarily attributable to a relatively small decrease in the gross margin on our sales from 14% to 12%, during the three months ended September 30, 2005 as compared to the same period in 2004, along with a significant increase in our selling, general and administrative expenses from $2,504,224 to $3,236,829, for those comparable periods. Depreciation and amortization was approximately $125,500 for the three months ended September 30, 2005, as compared to $49,550 for the same period in 2004.

Income before Taxes:

      We had income before provision for taxes, for the three months ended September 30, 2005 of $565,726, as compared with income before provision for taxes of $529,236 for the same period in 2004. This increase of $36,490 (7%) in income before taxes during the three months ended September, 2005 as compared to the same period in 2004, is almost entirely attributable to an increase of $55,480 in other income, resulting from the Company's recapture of forfeited customer deposits, and the $21,113 decrease in net interest expense, during those comparable periods. We had taxes of $240,000 for the three months ended September 30, 2005, as compared to taxes of $240,100 for the same period in 2004. This reflects the small percentage increase in income for those periods.

Net Income:

      We had net income of $325,726 for the three months ended September 30, 2005, as compared to net income of $289,136 for the same period in 2004. This reflects an increase of $36,590 (13%) between these comparable periods. This increase in net income during the three months ended September 30, 2005 as compared to the same period in 2004, is primarily attributable to the same factors that attributed to the increase in net income before taxes for those comparable periods.

Liquidity and Capital Resources.

      Our primary source of liquidity has been cash generated by operations and borrowings under various credit facilities. At September 30, 2005, we had $703,605 in cash and cash equivalents, compared to $1,862,187 at December 31, 2004. Until required for operations, our policy is to invest excess cash in bank deposits and money market funds. Net working capital at September 30, 2005 was $2,024,899 compared to $(399,303) at December 31, 2004. The Company's negative net working capital at September 30, 2005, was mostly attributable to its financing of the acquisition of Chicago Cycles acquisition through short-term debt, as well as an increase in floor plan financing, as a result of the additional inventory acquired in the Chicago Cycles acquisition.

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

      The Company has acquired the loans described under the heading Loan Transactions above. As a result of the September 2005 Private Placement, the Company also raised additional cash from financing activities of approximately $2,485,000 for use in connection with its operations. Although the Company believes that the proceeds raised in its private placement, along with its current borrowing facilities together with its cash generated from operations, will be adequate to meet its working capital requirements for its current operating levels, the Company may in the future attempt to raise additional financing through the sale of its debt and/or equity securities.

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

      Additionally, by limiting our carryover to 10% of total sales, we also are able to benefit from cash incentives provided by manufacturers with respect to most of these products. These cash incentives minimize our need to reduce prices for these models, as our customer are provided with cash reimbursement directly from the manufacturers. Similarly, we are able to use the cash incentives provided on our carryover products to promote new models, as the incentives generate greater showroom traffic.

Seasonality.

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

Contractual Obligations

         We have entered into various contractual obligations, which may be summarized as follows:

      Contractual Obligations                                                      Payments due by period
                                                       ----------------------------------------------------------------------------
                                                                       Less than 1                                     More than 5
                                                         Total              year         1-3 years       3-5 years        years
                                                       ------------    ------------    ------------    ------------    ------------
Long-Term Debt Obligations                             $  1,730,223    $    892,623    $    837,600              --              --
Capital (Finance) Lease Obligations                    $  7,508,584    $    156,367    $  1,987,669    $  2,042,715    $  3,321,833
Operating Lease Obligations                                      --              --              --              --              --
Purchase Obligations                                    As Needed
Other  Long-Term  Liabilities  Reflected  on  the
 Company's  Balance  Sheet  under  the GAAP of the
 primary financial statements                                    --              --              --              --              --
Total                                                  $  9,238,807    $  1,048,990    $  2,825,269    $  2,042,715    $  3,321,833

Item 3 Quantitative and Qualitative Disclosure about Market Risk

      The Company is exposed to market risk in the ordinary course of its business. These risks are primarily related to changes in short-term interest rates. The potential impact of the Company's exposure to these risks is presented below:

Interest Rates

      Floor Plan Financing

      We purchase new and used vehicle inventory by utilizing floor plan financing provided by lending institutions, as well as manufacturers of certain of the products we sell, including Kawasaki Motor Finance Company and America Honda Finance. We had outstanding indebtedness under floor plan notes of $15,474,363 and $17,788,706, at September 30, 2005 and December 31, 2004,
respectively. Interest rates in connection with our floor plan financing generally fluctuate based on the prime rate, the type of product being financed and the length of time that such product remains on the floor plan. During the period the first nine months of 2005, interest rates on our floor plan financing have ranged from a low of 5.6452% to a high of 12.17%. Since we are dependent to a significant extent on our ability to finance the purchase of inventory, increases in the prime rate of interest could have a significant negative impact on our income from operations, as a result of the greater interest we will be required to pay with respect to our floor plan financing. While increases in the prime rate did not have a significant impact on our floor plan financing in 2004 and during the first nine months of 2005, continued increases would, in all likelihood, result in a reduction in our income from operations in 2006 and thereafter. Although we cannot determine the precise impact of rate increases, we believe that we would begin to experience a material negative impact on our financial condition if the prime rate were to increase to 10% from its current rate of 7.25%.

      Line of Credit

      We also have an existing revolving credit line with Fifth Third Bancorp, the interest rate of which also fluctuates with the prime rate, at prime plus one percent. Since the aggregate outstanding indebtedness of this line of credit was $249,863 and $250,000 at September 30, 2005 and December 31, 2004,
respectively, we do not believe that fluctuations in the prime rate under our credit line will have more than a slight negative impact on our income from operations.

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

Item 4. Controls and Procedures

      Our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report (September 30, 2005). Based on this evaluation, our principal executive officer and our principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective. Disclosure controls and procedures mean our controls and other procedures that are designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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


Date: January 23, 2006          By: /s/ Gregory A. Haehn
                                    --------------------------------------------
                                    Name   Gregory A. Haehn
                                    Title: President, Chief Operating Officer,
                                           Treasurer and a  Director
                                           (Principal Financial and Accounting
                                           Officer)