Form 10-Q/A
period 2005-09-30
GIANT MOTORSPORTS INC
filed 2006-02-21
CIK 1204947

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

As of February 21, 2006 the registrant had 10,445,000 shares of common stock, $.001 par value, issued and outstanding.

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

                             GIANT MOTORSPORTS, INC.


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                             GIANT MOTORSPORTS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                     Restated
                                                  Sept. 30, 2005   Dec. 31, 2004
                                                     Unaudited        Audited
                                                  --------------   -------------
                                  ASSETS

CURRENT ASSETS
     Cash and cash equivalents                      $   703,605      $ 1,862,187
     Accounts receivable, net                         3,375,001        2,465,369
     Accounts receivable, affiliates                    249,966           65,823
     Inventories                                     17,316,251       16,538,087
     Accounts receivable, employees                      24,138               --
     Notes receivable, officers                         147,216          254,029
     Deferred federal income taxes                        8,500            8,500
     Prepaid expenses                                    35,369           61,875
                                                    -----------      -----------
                            TOTAL CURRENT ASSETS     21,860,046       21,255,870
                                                    -----------      -----------

FIXED ASSETS, NET                                     1,845,008        1,105,667
                                                    -----------      -----------

OTHER ASSETS
     Goodwill                                         1,588,950        1,588,950
     Intangibles, net                                    32,500               --
     Deferred federal income taxes                        1,600               --
     Deposits                                            48,000           67,240
                                                    -----------      -----------
                              TOTAL OTHER ASSETS      1,671,050        1,656,190
                                                    -----------      -----------
                                                    $25,376,104      $24,017,727
                                                    ===========      ===========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                             GIANT MOTORSPORTS, INC.
                CONDENSED CONSOLIDATED BALANCE SHEET (CONTINUED)

                                                                                                     Restated
                                                                                                  Sept. 30, 2005       Dec. 31, 2004
                                                                                                     Unaudited            Audited
                                                                                                   ------------         ------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Notes payable                                                                                  $    674,863         $  1,425,000
    Notes payable, floor plans                                                                       15,474,363           17,788,706
    Note payable, officer                                                                               236,316                   --
    Accounts payable, trade                                                                           1,851,247            1,226,986
    Accrued expenses                                                                                    530,206              172,281
    Accrued warranty                                                                                     22,500               90,000
    Accrued income taxes                                                                                694,300              393,300
    Customer deposits                                                                                   352,142              344,140
    Current portion of long-term debt                                                                   214,760              214,760
                                                                                                   ------------         ------------
                                                                      TOTAL CURRENT LIABILITIES      20,050,697           21,655,173

DEFERRED FEDERAL INCOME TAXES                                                                                --               37,400

LONG-TERM DEBT, NET                                                                                     837,600              996,267
                                                                                                   ------------         ------------
                                                                              TOTAL LIABILITIES      20,888,297           22,688,840
                                                                                                   ------------         ------------

COMMITMENTS - NOTE J

STOCKHOLDERS' EQUITY
    Preferred stock, $.001 par value, authorized 5,000,000 shares
         5,000 shares designated Series A Convertible, $1,000 stated value
         2,870 shares issued and outstanding at September 30, 2005, 0 shares
         issued at December 31, 2004                                                                  2,870,000                   --
    Common stock, $.001 par value, authorized 75,000,000 shares
         10,445,000 shares at issued and outstanding at September 30, 2005
         and 10,425,000 shares issued and outstanding at December 31, 2004                               10,445               10,425
    Additional paid-in-capital                                                                          641,277            1,014,534
    Additional paid-in-capital - Options                                                                109,442                   --
    Additional paid-in capital - Warrants                                                             2,020,480                   --
    Additional paid-in capital - Beneficial conversions                                               1,526,840                   --
    Issuance costs on preferred series A convertible                                                   (786,762)                  --
    Retained earnings (Deficit)                                                                      (1,903,915)             303,928
                                                                                                   ------------         ------------
                                                                     TOTAL STOCKHOLDERS' EQUITY       4,487,807            1,328,887
                                                                                                   ------------         ------------
                                                                                                   $ 25,376,104         $ 24,017,727
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

                             GIANT MOTORSPORTS, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
         For the nine and three months ended September 30, 2005 and 2004

                                                                      Nine Months Ended                    Three Months Ended
                                                                  September 30,    September 30,     September 30,     September 30,
                                                                   Restated                           Restated
                                                                      2005              2004             2005              2004
                                                                 ------------      ------------      ------------      ------------
                                                                 (Unaudited)       (Unaudited)       (Unaudited)       (Unaudited)
OPERATING INCOME
    Sales                                                        $ 81,480,719      $ 58,937,527      $ 26,397,387      $ 25,773,937
    Finance, insurance and extended service revenues                2,304,164         1,339,985           852,118           551,150
                                                                 ------------      ------------      ------------      ------------
                                         TOTAL OPERATING INCOME    83,784,883        60,277,512        27,249,505        26,325,087

COST OF MERCHANDISE SOLD                                           73,271,992        52,996,143        23,331,187        23,099,271
                                                                 ------------      ------------      ------------      ------------
                                                   GROSS PROFIT    10,512,891         7,281,369         3,918,318         3,225,816
                                                                 ------------      ------------      ------------      ------------

OPERATING EXPENSES
    Selling expenses                                                5,788,545         3,705,101         2,176,542         1,762,275
    General and administrative expenses                             3,146,816         1,916,998         1,134,729           741,949
                                                                 ------------      ------------      ------------      ------------
                                                                    8,935,361         5,622,099         3,311,271         2,504,224
                                                                 ------------      ------------      ------------      ------------
                                         INCOME FROM OPERATIONS     1,577,530         1,659,270           607,047           721,592
                                                                 ------------      ------------      ------------      ------------

OTHER INCOME AND (EXPENSE)
    Other income, net                                                  99,560            17,313            65,420             9,940
    Interest expense, net                                            (601,933)         (508,369)         (181,183)         (202,296)
                                                                 ------------      ------------      ------------      ------------
                                                                     (502,373)         (491,056)         (115,763)         (192,356)
                                                                 ------------      ------------      ------------      ------------
                                     INCOME BEFORE INCOME TAXES     1,075,157         1,168,214           491,284           529,236

INCOME TAXES                                                          413,000           485,700           240,000           240,100
                                                                 ------------      ------------      ------------      ------------

                                                     NET INCOME       662,157           682,514           251,284           289,136

ACCRETION                                                           2,870,000                --         2,870,000                --
                                                                 ------------      ------------      ------------      ------------

                                        NET INCOME (LOSS)
                                        ATTRIBUTABLE TO COMMON
                                        SHAREHOLDERS             $ (2,207,843)     $    682,514      $ (2,618,716)     $    289,136
                                                                 ============      ============      ============      ============

                                       BASIC EARNINGS PER SHARE  $      (0.21)     $       0.07      $      (0.25)     $       0.03
                                                                 ============      ============      ============      ============

                                     DILUTED EARNINGS PER SHARE  $      (0.21)     $       0.06      $      (0.25)     $       0.03
                                                                 ============      ============      ============      ============

                            WEIGHTED AVERAGE SHARES OUTSTANDING

                                                          BASIC    10,432,839        10,425,000        10,445,000        10,425,000
                                                                 ============      ============      ============      ============
                                                        DILUTED    10,432,839        11,351,740        10,445,000        11,425,000
                                                                 ============      ============      ============      ============

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                             GIANT MOTORSPORTS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
              For the nine months ended September 30, 2005 and 2004

                                                                            Restated
                                                                               2005                   2004
                                                                           -----------            -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                             $   662,157            $   682,514
    Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Depreciation                                                               238,789                109,420
    Amortization                                                                97,500                     --
    Deferred federal income taxes                                              (39,000)              (273,300)
    Issuance of common stock for services                                       11,600                     --
    (Increase) in accounts receivable, net                                    (909,632)            (2,793,656)
    (Increase) in accounts receivable, employees                               (24,138)                    --
    (Increase) in inventories                                                 (778,164)            (3,257,721)
    (Increase) decrease in accounts receivable affiliates                     (184,143)               315,343
    (Increase) decrease in prepaid expenses                                     26,506                (91,339)
    Decrease (increase) in deposits                                             19,240                (25,000)
    Increase (decrease) in customer deposits                                     8,002                656,883
    Increase in deferred service contract income                                    --                765,170
    Increase in accounts payable trade                                         546,424                167,102
    Increase (decrease) in floor plan liability                             (2,314,343)             3,705,464
    Increase in accounts payable affiliate                                          --                      0
    Increase in accrued income taxes                                           301,000                559,000
    Increase in accrued expenses                                               357,925                 66,094
    (Decrease) in accrued warranty                                             (67,500)                    --
                                                                           -----------            -----------
                     NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES    (2,047,777)               585,974
                                                                           -----------            -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of fixed assets                                                  (734,558)              (681,243)
    Covenant not to compete incurred                                          (130,000)
                                                                           -----------            -----------
                                 NET CASH (USED IN) INVESTING ACTIVITIES      (864,558)              (681,243)
                                                                           -----------            -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Short-term borrowings (payments) on notes                                 (750,137)                24,000
    Long-term borrowings on note                                                    --              1,250,000
    Payments on long-term debt                                                (158,667)               (66,830)
    Payments on note payable to officer                                         (7,256)                    --
    (Increase) decrease in notes receivable from officers                      106,813               (122,842)
    Distributions                                                                   --               (366,000)
    Net proceeds from preferred stock issuance                               2,563,000                     --
    Issue 1,000,000 stock warrants                                                  --                 15,000
    Repurchase 8,000,000 shares of common stock                                     --                (21,250)
                                                                           -----------            -----------
                     NET CASH PROVIDED BY FINANCING ACTIVITIES               1,753,753                712,078
                                                                           -----------            -----------
                    NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS    (1,158,582)               616,809

    CASH AND CASH EQUIVALENTS, beginning of Period                           1,862,187                587,917
                                                                           -----------            -----------
    CASH AND CASH EQUIVALENTS, end of Period                               $   703,605            $ 1,204,726
                                                                           ===========            ===========

OTHER SUPPLEMENTARY CASH FLOW INFORMATION
    Accretion of preferred stock discount                                  $ 2,870,000            $        --
                                                                           ===========            ===========
    Short-term borrowings incurred for the acquisition of assets           $        --            $ 1,675,000
                                                                           ===========            ===========
    Note payable to officer incurred for the acquisition of assets         $   243,572            $        --
                                                                           ===========            ===========
    Income taxes paid                                                      $   151,000            $        --
                                                                           ===========            ===========
    Interest paid                                                          $   395,406            $   515,720
                                                                           ===========            ===========
    Stock issued for outside services                                      $    11,600            $        --
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

The following is a reconciliation of the computation for basic and diluted EPS:

                                                                                Nine Months Ended
                                                                      September 30          September 30
                                                                         2005                    2004
                                                                      ------------           ------------
      Net  Income (loss)                                              $ (2,207,843)          $    682,514
                                                                      ============           ============

Weighted-average common shares outstanding (Basic)                      10,432,839             10,425,000

      Weighted-average common stock equivalents:
                           Warrants                                             -0-               926,740
                                                                      ------------            -----------

      Weighted-average common shares outstanding (Diluted)              10,432,839             11,351,740
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

NOTE E - NOTES RECEIVABLE OFFICERS

Notes receivable officers consisted of advances to officers bearing interest at 6% with no stipulated repayment terms. Interest income on these notes amounted to $8,259 for the nine months ended September 30, 2005. As of December 31, 2005 the loans have been repaid. The interest income was "netted" against interest expense for financial statement purposes. See Note M for additional information on notes receivable from related parties.

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

                             GIANT MOTORSPORTS, INC.

                           September 30, 2005 and 2004
                                   (UNAUDITED)

NOTE K - LEASES

The Company leases its Illinois subsidiary retail facility under a ten year agreement with a ten year renewal option. The payments on the lease will commence in August 2005 at a monthly rent of $33,333 through May 2006 then increasing to $40,000 per month from June 2006 through May 2007, $45,000 per month from June 2007 through May 2008, $46,667 from June 2008 through May 2009 and then increasing 3% annually for the remaining term of the lease. The Company will also be liable for a proportionate share of expenses and taxes over a specified amount. The Company was granted a four (4) month rent holiday. Rent expense has been calculated using the straight-line basis over the lease term of ten (10) years to reflect the inclusion of the rent-free period. An additional $215,550 has been accrued to reflect the rent-free period.

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

In connection with the private placement warrants, the Company reported an accretion of preferred stock discount in the amount of $2,870,000 as a constructive dividend associated with the preferred stock. This amount reduced the amount available for the common shareholders.

The net proceeds of the issuance of the preferred stock were allocated based on the relative fair values of each equity instrument using the Black-Scholes Pricing Model and current market values where applicable. The preferred stock conversion price was less than the market value based on these valuations on the date of issuance; accordingly a preferred stock discount resulted from the allocation of the net proceeds to the other equity instruments issued, which was immediately distributed, as both the stock and the warrants were convertible and vested, respectively.

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

NOTE R - RESTATEMENT

The Company has reclassified elements of the Stockholders Equity section of the balance sheet to reflect the beneficial conversion and other aspects associated with the issuance of the preferred series A shares and warrants. Additionally, the Statement of Operations has been amended to reflect the accretion of preferred stock discounts recognized as a preferred stock dividend. This accretion resulted in a reduction of $2,870,000 that would have been applicable to common shareholders. This restatement had no effect on the total income, loss, or total equity.

Moreover, the Company has restated its Statement of Operations to account for additional rent expense not previously reported due to a rent-free holiday received by the Company for its initial four(4) months of its new lease agreement, commencing April 2005. The first required lease payment was made on August 1, 2005. This transaction decreased net income and retained earnings for the nine and three months ended September 30, 2005 by $215,550 and $74,442, respectively.

The net effect of these changes resulted in earnings per share to common shareholder decreasing from $.06 to $(0.21).

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

      Overall impact on our Future Earnings

      Management believes that our earnings for the first nine months of 2005 were negatively affected by the substantial non-recurring expense incurred by the Company in connection with Chicago Cycles' move to its larger facilities, during the first half of the year. This move also had a negative impact on sales for approximately three months, until customers made the transition to our new facilities. We believe that under our current business structure earnings from our Andrews Cycles and Chicago Cycles subsidiaries will increase at a measured pace during the next 12 to 18 months. We intend to continue to evaluate and analyze our business decisions through effective inventory management, as described in greater detail under the heading Inventory Management, included elsewhere in this MD&A. We also foresee promising opportunities to increase our sales of motorcycles and scooters as consumers face substantial increases in gas prices, and give greater consideration to the purchase of motorcycles and scooters which provide significantly greater gas mileage than automobiles. We have even recently commenced an advertising campaign that emphasizes the miles per gallon advantage of riding a motorcycle. At the same time, we face challenges caused by the Federal Reserve's continued increase in interest rates over the past year, which directly increases the cost of financing purchases of our motorcycles and other power sports products. Although we cannot control increases in interest rates, we have recently begun to address this by increasing our focus on the sales of used motorcycles and other equipment, which provide customers with lower price alternatives, and we believe can help to make up for a significant portion of new vehicle sales lost because of higher interest rates. Additionally, in the event that we are able to successfully integrate additional dealerships and/or new brands into our existing business, we believe that this will result in greater sales margins and an even greater increase in earnings. These greater sales margins would be created by the consolidation of expenses through the implementation of our superstore business plan, resulting in greater earnings per unit sold. While it is management's intent to pursue the goals described herein, we cannot assure you that these goals will be achieved at any level.

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

      Bank Financing

      We currently have a revolving credit line with Fifth Third Bancorp in a total available amount of $250,000 of which $249,863 was funded at September 30, 2005. We are currently exploring other bank financing which would provide us with available funding of at least $1,000,000, and would be on more favorable terms than our current revolving credit line with the Bank. Although, we believe that an increased amount of financing should be available to us, as result of our low outstanding indebtedness, we cannot assure you that we will be able to obtain financing in an amount sufficient to meet our needs to grow our business. Certain lending institutions may not be willing to provide debt financing to us, due to the fact that we have granted security interests in virtually all of our inventory and accounts receivable to the manufacturers and other institutions that provide us with floor plan financing for our motorcycles and other power sports equipment. Lenders may refuse to accept subordinated security positions or may require us to accept less favorable terms to provide debt financing, which would make it more difficult for us to replace our current credit line with lines providing more favorable terms and/or increased funding availability.

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

Results of Operations.

Nine Months ended September 30, 2005 Compared to Nine Months ended September 30, 2004

                       September 30,   September 30,
                           2005            2004         Increase
                      (Nine Months)    (Nine Months)   (Decrease)    % Change
                       -----------     -----------     ----------- -----------
Revenues               $83,784,883     $60,277,512     $23,507,371      39%
Cost of Sales          $73,271,992     $52,996,143     $20,275,849      38%
Operating Expenses     $ 8,935,361     $ 5,622,099     $ 3,313,262      59%
Operating Income       $ 1,577,530     $ 1,659,270     $   (81,740)     (5%)
Income b/f Taxes       $ 1,075,157     $ 1,168,214     $   (93,057)     (8%)
Net Income             $   662,157     $   682,514     $   (20,357)     (3%)

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

Operating Expenses:

      Selling, general and administrative expenses for the nine months ended September 30, 2005 were $8,935,361, an increase of $3,313,262 (59%) over
$5,622,099 for the same period in 2004. The aggregate increase in such costs were principally related to (i) additional selling, general and administrative expenses relating to Chicago Cycles, commencing April 30, 2004, which accounted for $2,957,317 of this increase, and includes increases of approximately $671,000 in compensation payable to our salespersons and $1,307,000 in advertising expenses, during the nine months ended September 30, 2005 and (ii) an approximate $85,000 increase in legal, accounting, auditing and other professional fees, during the nine months ended September 30, 2005, which additional fees were primarily associated with the ongoing compliance and maintenance requirements of being a public company and our September 2005 Private Placement. Additionally, as a result of our move to the larger Chicago facility in April 2005, we recognized a significant increase in rent expense from April through September, whereby such rent expense was increased to approximately $282,000 for that period. Net interest expense increased approximately $93,564 to $601,933 in the nine months ended September 30, 2005 as compared to $508,369 for the same period in 2004. This increase is primarily due to (i) interest payable by the Company of approximately $63,000 relating to the loans we acquired to pay for Chicago Cycles, (ii) interest payable of approximately $29,000 relating to the Bridge Loan, and (iii) an increase in interest bearing floor plan inventory, in a total amount of $5,546,397, a significant portion of which is attributable to the addition of the floor plan inventory of Chicago Cycles, which accounted for additional net interest expense of approximately $179,000 in the nine months ended September 30, 2005, as compared to the same period in 2004.

Operating Income:

      We had income from operations before other income (expense) for the nine months ended September 30, 2005 of $1,577,530, as compared to income from operations of $1,659,270 for the same period in 2004, which reflects a decrease of $81,740 (5%). This decrease in income from operations during the nine months ended September 30, 2005 as compared to the same period in 2004, is a result of the significant increase in operating expenses, as described above, and in particular, the increase in rent expense relating to our move to the new facility in Chicago, which expenses were offset, in part, by (i) the increase in sales to $83,784,883 for the nine months ended September 30, 2005, from $60,277,512 for the same period in 2004, and (ii) an increase in gross margin on our sales from 12% to 13%, during the nine months ended September 30, 2005 as compared to the same period in 2004. Depreciation and amortization was approximately $239,000 for the nine months ended September 30, 2005, as compared to $109,500 for the same period in 2004.

Income before Taxes:

      We had income before provision for taxes for the nine months ended September 30, 2005 of $1,075,577, as compared with income before provision for taxes of $1,168,214 for the same period in 2004. This decrease of $93,057 (8%) in income before taxes during the nine months ended September 30, 2005 as compared to the same period in 2004, is primarily attributable to the increase in operating expenses, as described above, which was offset, in part, by our greater sales of $83,784,883, during the nine months ended September 30, 2005, as compared to $60,277,512 for the same period in 2004, and, to a lesser extent, an increase in gross margin on our sales between these two periods. We had taxes of $413,000 for the nine months ended September 30, 2005, as compared to taxes of $485,700 for the same period in 2004. Income taxes during the current period were reduced due in part to a net operating loss carryforward from the first quarter of 2005.

Net Income:

      We had net income of $662,157 for the nine months ended September 30, 2005, as compared to net income of $682,514 for the same period in 2004. This reflects a decrease of $20,357 (3%) between these comparable periods. This decrease in net income during the nine months ended September 30, 2005 as compared to the same period in 2004, is attributable to the increase in our operating expenses, as described above, which was offset, in part, by our $23,507,371 increase in sales for the nine months ended September 30, 2005, an increase in gross margin on our sales from 12% to 13%, and the reduced income taxes for the nine months ended September 30, 2005, as compared to the same period in 2004.

Three Months ended September 30, 2005 Compared to Three Months ended September 30, 2004

                     September 30, 2005   September 30, 2004     Increase
                       (Three Months)      (Three Months)        (Decrease)         % Change
                        -----------         -----------          -----------       -----------
Revenues                $27,249,505         $26,325,087          $   924,418                 4%
Cost of Sales           $23,331,187         $23,099,271          $   231,916                 1%
Operating Expenses      $ 3,311,271         $ 2,504,224          $   807,047                32%
Operating Income        $   607,047         $   721,592          $  (114,545)              (16%)
Income b/f Taxes        $   491,284         $   529,236          $   (37,952)               (7%)
Net Income              $   251,284         $   289,136          $   (37,852)              (13%)

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

Operating Expenses:

      Selling,  general and  administrative  expenses for the three months ended
September  30,  2005  were  $3,311,271,  an  increase  of  $807,047  (32%)  over
$2,504,224 for the same period in 2004. The aggregate increase in such costs were principally related to (i) additional selling, general and administrative expenses relating to Chicago Cycles, commencing April 30, 2004, which accounted for $493,867 of this increase, and includes increases of approximately $230,000 in compensation payable to our salespersons and $588,000 in advertising expenses, during the three months ended September 30, 2005, and (ii) an approximate $35,000 increase in legal, accounting, auditing and other professional fees, during the three months ended September 30, 2005, which additional fees were primarily associated with the ongoing compliance and maintenance requirements of being a public company and our September 2005 Private Placement. Additionally, as a result of our move to the larger Chicago facility in April 2005, we recognized a significant increase in rent expense during the three months ended September 30, 2005 compared to the same period in 2004, whereby rent expense was increased to approximately $141,000 for that period. Net interest expense decreased approximately $21,113 to $181,183 in the three months ended September 30, 2005 as compared to $202,296 for the same period in 2004. This decrease is primarily due to a significant reduction in the outstanding principal amount of the King's Note from $1,199,000 at September 30, 2004 to $425,000 at September 30, 2005.

Operating Income:

      We had income from operations before other income (expense) for the three months ended September 30, 2005 of $607,047, as compared to income from operations of $721,592 for the same period in 2004, which reflects a decrease of $114,545 (16%). This decrease in income from operations during the three months ended September 30, 2005 as compared to the same period in 2004, is primarily attributable to a relatively small decrease in the gross margin on our sales from 14% to 12%, during the three months ended September 30, 2005 as compared to the same period in 2004, along with a significant increase in our selling, general and administrative expenses from $2,504,224 to $3,311,271, for those comparable periods, including the increase in rent expense at our new Chicago facility. Depreciation and amortization was approximately $125,500 for the three months ended September 30, 2005, as compared to $49,550 for the same period in 2004.

Income before Taxes:

      We had income before provision for taxes, for the three months ended September 30, 2005 of $491,284, as compared with income before provision for taxes of $529,236 for the same period in 2004. This decrease of $37,952 (7%) in income before taxes during the three months ended September 30, 2005 as compared to the same period in 2004, is almost entirely attributable to the significant increase in our selling, general and administrative expenses, including the increase in rent expense at our new Chicago facility, which was offset, in part, by an increase of $55,480 in other income, resulting from the Company's recapture of forfeited customer deposits, and the $21,113 decrease in net interest expense, during those comparable periods. We had taxes of $240,000 for the three months ended September 30, 2005, as compared to taxes of $240,100 for the same period in 2004. This reflects the small percentage increase in income for those periods.

Net Income:

      We had net income of $251,284 for the three months ended September 30, 2005, as compared to net income of $289,136 for the same period in 2004. This reflects a decrease of $37,852 (13%) between these comparable periods. This decrease in net income during the three months ended September 30, 2005 as compared to the same period in 2004, is primarily attributable to the same factors that attributed to the decrease in net income before taxes for those comparable periods.

Liquidity and Capital Resources.

      Our primary source of liquidity has been cash generated by operations and borrowings under various credit facilities. At September 30, 2005, we had $703,605 in cash and cash equivalents, compared to $1,862,187 at December 31, 2004. Until required for operations, our policy is to invest excess cash in bank deposits and money market funds. Net working capital at September 30, 2005 was $1,809,349 compared to $(399,303) at December 31, 2004. The Company's increase in net working capital at September 30, 2005, was mostly attributable to the $2,870,000 of gross proceeds raised by it in the September 2005 Private Placement.

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

Contractual Obligations

         We have entered into various contractual obligations, which may be summarized as follows:

      Contractual Obligations                                                      Payments due by period
                                                       ----------------------------------------------------------------------------
                                                                       Less than 1                                     More than 5
                                                         Total              year         1-3 years       3-5 years        years
                                                       ------------    ------------    ------------    ------------    ------------
Long-Term Debt Obligations                             $  1,730,223    $    892,623    $    837,600              --              --
Capital (Finance) Lease Obligations                              --              --              --              --              --
Operating Lease Obligations                            $  7,508,584    $    156,367    $  1,987,669    $  2,042,715    $  3,321,833
Purchase Obligations                                    As Needed
Other  Long-Term  Liabilities  Reflected  on  the
 Company's  Balance  Sheet  under  the GAAP of the
 primary financial statements                                    --              --              --              --              --
Total                                                  $  9,238,807    $  1,048,990    $  2,825,269    $  2,042,715    $  3,321,833

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


                                    GIANT MOTORSPORTS, INC.


Date: February 21, 2006         By: /s/ Russell A. Haehn
                                    --------------------------------------------
                                    Name:  Russell A. Haehn
                                    Title: Chairman of the Board of Directors,
                                           Chief Executive Officer and Secretary
                                           (Principal Executive Officer)


Date: February 21, 2006         By: /s/ Gregory A. Haehn
                                    --------------------------------------------
                                    Name   Gregory A. Haehn
                                    Title: President, Chief Operating Officer,
                                           Treasurer and a  Director
                                           (Principal Financial and Accounting
                                           Officer)