Form 10-K
period 2005-12-31
GIANT MOTORSPORTS INC
filed 2006-04-17
CIK 1204947

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

  [X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange
            Act of 1934 for the fiscal year ended December 31, 2005

                                       OR

     [ ] Transition Report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                        Commission File Number 000-50243

                            GIANT MOTORSPORTS, INC.
                            -----------------------
             (Exact name of Registrant as Specified in its Charter)

             Nevada                                       33-1025552
-----------------------------------           ---------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
 incorporation or organization)


13134 Route 62
Salem, Ohio                                                      44460
--------------------------------------------            -----------------------
(Address of principal executive offices)                       (Zip Code)

                                 (440) 332-8534
                                 --------------
              (Registrant's Telephone Number, Including Area Code)

    Securities registered pursuant to Section 12(b) of the Exchange Act: None

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                     Common Stock, $.001 par value per share
                     --------------------------------------
                                (Title of Class)
                                ----------------

          Series A Warrants to purchase shares of Common Stock, at an
          -----------------------------------------------------------
                        exercise price of $.50 per share
                        --------------------------------
                                (Title of Class)
                                ----------------

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [ X ]

Indicate by check mark whether registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. Yes [ ] No [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one)

  Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [ ] No [ X ]

The aggregate market value of the common equity of the registrant held by non-affiliates as of April 12, 2006 was approximately $1,943,482, as computed by reference to the closing price of the common stock on the Over-the-Counter Bulletin Board on such date ($0.60). As of April 12, 2006, the number of issued and outstanding shares of common stock of the registrant was 10,759,138.

                             GIANT MOTORSPORTS, INC.

                                    FORM 10-K

                       FISCAL YEAR ENDED DECEMBER 31, 2005

Item Number in
Form 10-K                                                                   Page
--------------                                                              ----

                                     PART I

1   Business.................................................................  1
1A. Risk Factors.............................................................  8
1B. Unresolved Staff Comments................................................ 15
2.  Properties............................................................... 16
3.  Legal Proceedings........................................................ 16
4.  Submission of Matters to a Vote of Security Holders...................... 16

                                     PART II

5.  Market for Registrant's Common Equity and Related Stockholder
    Matters and Issuer Purchases of Equity Securities........................ 17
6.  Selected Financial Data.................................................. 21
7.  Management's Discussion and Analysis of Financial Condition
    and Results of Operation................................................. 21
7A. Quantitative and Qualitative Disclosure About Market Risk................ 32
8.  Financial Statements and Supplementary Data.............................. 33
9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure................................................. 33
9A. Controls and Procedures.................................................. 33
9B. Other Information........................................................ 33

                                    PART III

10. Directors and Executive Officers of the Registrant....................... 34
11. Executive Compensation................................................... 36
12. Security Ownership of Certain Beneficial Owners and Management........... 37
13. Certain Relationships and Related Transactions........................... 38
14. Principal Accountant Fees and Services................................... 39

                                     PART IV

15. Exhibits, Financial Statement Schedules.................................. 40


THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934 AS AMENDED AND ARE SUBJECT TO RISKS, UNCERTAINTIES, AND OTHER FACTORS WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SEE ITEM 1. "BUSINESS - A NOTE ABOUT FORWARD LOOKING STATEMENTS."

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

We are a Nevada corporation with our principal offices located at 13134 State Route 62, Salem Ohio 44460, Tel. (330) 332-8534. Our web sites are: www.andrewscycles.com, www.chicagocycle.com and www.giantcorporate.com. Information on our websites do not constitute part of this report.

Development of Our Business

We commenced our motorcycle and powers sports business with the acquisition of our W.W. Cycles subsidiary in January 2004, and shortly thereafter, in April 2004, expanded our business with the acquisition of our Chicago Cycles business.

W.W. Cycles Subsidiary

 Our W.W. Cycles subsidiary, which does business under the name Andrews Cycles, commenced business in 1984 as a Honda products dealership. In 1985 Andrews Cycles acquired an existing motorsports dealership and added Yamaha products to its line of motorsports products. Through the acquisition of two additional motorsports dealerships in 1986 and 1987, Andrews Cycles added the Suzuki and Kawasaki brands to its line of motorsports products. From 1987 through January 2004, Andrews Cycles expanded its power sports business by adding Polaris motorcycles to its product line.

On January 16, 2004, we acquired all of the issued and outstanding shares of W.W. Cycles, Inc. ("W.W. Cycles"), from Gregory A. Haehn and Russell A. Haehn, our current officers and directors, and one other employee of W.W. Cycles, in exchange for our issuance of an aggregate of 7,850,000 shares of our common stock, which resulted in W.W. Cycles' becoming our wholly-owned subsidiary. On that same date, our two current officers and directors also purchased an additional 150,000 shares of our common stock from a then shareholder of the Company for an aggregate purchase price of $178,750.Simultaneously with the closing of this acquisition, the then sole director and officer of the Company resigned as a director and officer and was replaced by our current officers and directors. Russell A. Haehn became the Chairman, Chief Executive Officer, Secretary and a Director of the Company and Gregory A. Haehn became the President, Chief Operating Officer, Treasurer and a Director of the Company, which are the same positions in which they currently serve. The Company, which was then called American Busing Corporation, changed its name to Giant Motorsports, Inc., effective as of April 5, 2004. We currently conduct all of our "Andrews Cycles" business through our W.W. Cycles subsidiary.

Chicago Cycles Subsidiary

On April 30, 2004, we acquired substantially all of the assets of King's Motorsports, Inc. (the "Chicago Cycles Assets"), the corporate entity that conducted business under the name Chicago Cycle Center ("King's Motorsports"). We agreed to pay Kings Motorsports a total of $2,925,000 for the Chicago Cycle Assets, as follows:

o    $1,250,000 on the date of closing; and

o $1,675,000 through the issuance to Kings Motorsports of a 6% $1,675,000 aggregate principal amount note (the "King's Note"), which Note was payable: (i) $500,000 on July 29, 2004, (ii) $250,000 on October 27, 2004,
     and (iii) the remaining $925,000, plus accrued but unpaid interest on April 30, 2005.

To fund the amount payable at closing for Chicago Cycles, we borrowed $1,250,000 from The Fifth Third Bancorp Bank (the "Bank"), pursuant to a term loan. This loan, which initially matured on May 31, 2004, was refinanced with the Bank through a term loan amortized over a 72 month period, but is payable in full on May 31, 2007, bearing interest at the rate of prime plus one percent (8% at December 31, 2005). Our payment obligations under this term loan also are personally guaranteed by Russell Haehn and Gregory Haehn. This loan is also secured by a first priority lien on all of our assets (including, without limitation, the Chicago Cycles Assets). As of December 31, 2005, the outstanding amount of this term loan, including accrued interest thereon, was $989,600.

The entire outstanding principal amount of the King's Note and all interest accrued thereon was repaid on October 13, 2005.

Our Chicago Cycles subsidiary commenced business in 1988, under the name Chicago Cycle Center, with its purchase of Ace Honda World. Within its first few months after commencing business Chicago Cycle Center began selling Yamaha motorcycles with its purchase of Yamaha North, a nearby competitor. Shortly thereafter, Can't Beat the Bears, a local Suzuki dealer was acquired. Then in 1990 Chicago Cycle Center added the Ducati brand to its list of products. In November 2000, Chicago Cycle Center was sold to King's Motorsports, the business whose assets we acquired in April 2004.

Products

Our products consist primarily of the sale of new and used motorcycles, all-terrain vehicles ("ATV's"), and scooters. In addition, we sell parts and accessories, extended service contracts, and aftermarket motorcycle products. Our core brands include Honda, Yamaha, Suzuki, Kawasaki, Polaris and Ducati.

We are a retail dealer of power sports products, and sell our products in superstores that operate under the names "Andrews Cycles" and "Chicago Cycles." Our Andrews Cycles subsidiary is located in Salem, Ohio, had approximately 55 employees, as of April 1, 2006, and sells power sports products to customers residing within an approximate 200 square mile area of its facilities. Our Chicago Cycles operations are located in Skokie, Illinois, has approximately 99 employees as of April 1, 2006, and sells power sports products to customers residing within an approximate 200 square mile area of its facilities. Both Andrews Cycles and Chicago Cycles also sell power sports products and parts through our websites specifically dedicated to those businesses.

During our fiscal years ended December 31, 2005, 2004 and 2003, sales of motorcycles, ATV's and other power sports products, including accessories, accounted for approximately 97%, 97% and 98%, respectively, of our total revenues generated during such periods.

Servicing and Repairs

In addition to product sales, we also provide servicing and repair services for the products we sell as a courtesy to our customers. These services, which are provided by mechanics, include crash repairs (body work) and normal wear and tear installation and repairs such as brake replacement, repair of exhaust systems, shock absorber replacement, battery replacement, oil changes and tune-ups. During our fiscal years ended December 31, 2005, 2004 and 2003, servicing and repairs accounted for approximately 3%, 3% and 2%, respectively, of our total revenues generated during such periods. Servicing and repairs have always been an insignificant portion of our business. We do not have any plans to increase this part of our business, in the future, as we do not believe that servicing and repairs offers any opportunity for producing significant income for our business.

Competition

The motorcycle/power sports retailing industry is highly competitive with respect to price, service, location and selection. There are an estimated 4,000 retail stores throughout the United States. We compete with numerous dealerships in each of our market segments, many of which are large and have significant financial and marketing resources. We also compete with private market buyers and sellers of used motorcycles and other power sports products dealers that sell used motorcycles and other power sports products, service center chains and independent shops for service and repair business. Some of these businesses are capable of operating on smaller gross margins than those on which we are capable of operating because they have lower overhead and sales costs.

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

Principal Suppliers of our Products

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

Market for our Products and Services

According the Bureau of Transportation Statistics ("BTS"), the motorcycle market is expected to record its 13th consecutive year of growth in 2005. The BTS states that a key factor responsible for this growth is product segmentation. BTS also reports that during 2004, industry sales of motorcycles, parts and accessories generated revenues of approximately $12.7 billion, representing an increase of approximately 15.5% over revenues of approximately $11 billion in 2003. During that same period, W.W. Cycles revenues generated from sales of all power sports products, including parts and accessories, increased by nearly 21% from $44.1 million to $53.2 million. BTS also estimates an increase in motorcycle sales in 2005 to $14.6 billion. Revenues from our sales of motorcycles, parts and accessories in 2005, were approximately $103 million, which represents an increase in sales from $77.6 million in 2004. The industry is highly fragmented with over 9,000 franchises being operated within approximately 4,000 motorcycle dealerships, the majority of which we believe are individually owned. We also believe that many dealership owners are motorcycle enthusiasts with minimal business training and limited capital.

Business Plan

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

      o Captive Financing Opportunities. It is our plan to create and implement our own in-house consumer financing facility, by acquiring an outside finance company, entering into a joint-venture relationship with a finance company, or by internally developing our own financing business, in order to provide financing to our customers for the purchase of our products. Such "captive" financing opportunities could represent significant additional revenues, which are currently received by third party manufacturers, banks, or outside financing organizations. We would be then have the ability to sell these loans to third parties in order to minimize our consumer financing risk. In February 2005 we formed Giant Motorsports Acceptance Group Inc., a wholly-owned subsidiary, as a potential vehicle to provide this type of in-house consumer financing. To date, we have not provided any financing through this company. As of the date of this report we do not have plans in the foreseeable future to commence any type of financing operations, but we may provide financing through Giant Motorsports Acceptance Group Inc., in the future, in the event that we determine this to be consistent with our business plan. In the event that we ever commence providing financing for vehicle purchases, this part of our business will become subject to certain additional risks relating to this type of financing business. See Risk Factors, elsewhere in this report, for a discussion of these risks.

Sales and Marketing

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

Floor Plan Financing

We are dependent to a significant extent on our ability to finance the purchase of inventory, which in the motorcycle and power sports retail industries involves significant sums of money in the form of floor plan financing. As of December 31, 2005, the Company had $17,159,719 of floor plan notes payable.
Substantially  all the assets of our  dealerships  are  pledged  to secure  such indebtedness, which may impede our ability to borrow from other sources. We currently have floor plan facilities with a variety of lenders, including primarily GE Commercial Distribution Finance Corporation, Fifth Third Bank, Kawasaki Motors Finance Company, and American Honda Finance. Several of such lenders are associated with manufacturers with whom we have dealership agreements. Consequently, deterioration of our relationship with a manufacturer could adversely affect our relationship with the affiliated floor plan lender and vice versa.

Government Regulation

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

Employees

As of April 1, 2006, we had approximately 154 employees (excluding our two executive officers), 55 of whom are employed at our Andrews Cycles dealership and the other 99 of whom are employed at our Chicago Cycles dealership. All of our employees were employed on a full-time basis including 2 executives, 63 salespersons, 40 administrative persons, 27 service technicians and 24 clerical persons. We are not a party to a collective bargaining agreement with our employees and we believe that our relationship with our employees is satisfactory.

Properties

Our principal executive offices are located at our recently expanded 75,000 square foot facility at 13134 State Route 62, Salem Ohio 44460, which is also the offices and showroom for our Andrews Cycles dealership. We lease this facility from an affiliated entity controlled by Russell A. Haehn, our Chairman, Chief Executive Officer and a controlling shareholder. We lease this facility under a ten-year lease at a rental rate of $15,000 per month. The current term expires on October 31, 2009, but may be extended on the same terms for an additional period of two years until October 31, 2011.

We also lease a 95,000 square foot retail facility in Skokie, Illinois, which is used for offices, a showroom and service facility for our Chicago Cycles dealership. We lease this facility from an unaffiliated third party under a ten-year lease with a ten year renewal option. The payments on the lease commenced in August 2005 at a monthly rent of $33,333 through May 2006 then increase to $40,000 per month from June 2006 through May 2007, $45,000 per month from June 2007 through May 2008, $46,667 from June 2008 through May 2009 and then increase 3% annually for the remaining term of the lease. We are also liable for a proportionate share of expenses and taxes over a specified amount.

A NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (including the Exhibits hereto) contains certain "forward-looking statements" within the meaning of the of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995, such as statements relating to our financial condition, results of operations, plans, objectives, future performance and business operations. Such statements relate to expectations concerning matters that are not historical fact. Accordingly, statements that are based on management's projections, estimates, assumptions and judgments are forward-looking statements. These forward-looking statements are typically identified by words or phrases such as "believe," "expect," "anticipate," "plan," "estimate," "approximately," "intend," and other similar words and expressions, or future or conditional verbs such as "should," "would," "could," and "may." In addition, we may from time to time make such written or oral "forward-looking statements" in future filings with the Securities and Exchange Commission (the "Commission" or "SEC") (including exhibits thereto), in our reports to shareholders, and in other communications made by or with our approval. These forward-looking statements are based largely on our current expectations, assumptions, plans, estimates, judgments and projections about our business and our industry, and they involve inherent risks and uncertainties. Although we believe that these forward-looking statements are based upon reasonable estimates and assumptions, we can give no assurance that our expectations will in fact occur or that our estimates or assumptions will be correct, and we caution that actual results may differ materially and adversely from those in the forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties, contingencies and other factors that could cause our or our industry's actual results, level of activity, performance or achievement to differ materially from those discussed in or implied by any forward-looking statements made by or on behalf of us and could cause our financial condition, results of operations or cash flows to be materially adversely effected. Accordingly, investors and all others are cautioned not to place undue reliance on such forward-looking statements. In evaluating these statements, some of the factors that you should consider include those described below under "Risk Factors" and elsewhere in this annual report.

ITEM 1A  RISK FACTORS

You should carefully review and consider the following risks as well as all other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and the notes to those statements. The following risks and uncertainties are not the only ones facing us. Additional risks and uncertainties of which we are currently unaware or which we believe are not material also could materially adversely affect our business, financial condition, results of operations, or cash flows. In any case, the value of our common stock could decline. To the extent any of the information contained in this annual report constitutes forward-looking information, the risk factors set forth below are cautionary statements identifying important factors that could cause our actual results for various financial reporting periods to differ materially from those expressed in any forward-looking statements made by or on our behalf and could materially adversely effect our financial condition, results of operations or cash flows. See also, "A Note About Forward-Looking Statements."

RISKS RELATED TO OUR BUSINESS

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

Risks   associated  with  our  ability  to  manage  expansion  as  a  result  of acquisitions.

The growth of our business depends in large part on our ability to manage expansion, control costs in our operations and consolidate dealership acquisitions into existing operations. This strategy will entail reviewing and potentially reorganizing acquired dealership operations, corporate infrastructure and systems and financial controls. Unforeseen expenses, difficulties, complications and delays frequently encountered in connection with the rapid expansion of operations could inhibit our growth and adversely affect our financial condition, results of operations or cash flow.

Risks associated with our inability to identify suitable acquisition candidates.

There can be no assurance that we will be able to identify acquisition candidates that would result in the most successful combinations or that we will be able to consummate acquisitions on acceptable terms. The magnitude, timing and nature of future acquisitions will depend upon various factors, including the availability of suitable acquisition candidates, the negotiation of acceptable terms, our financial capabilities, the availability of skilled employees to manage the acquired companies and general economic and business conditions. In particular, the increasing competition among potential acquirers has resulted in higher prices being paid for attractive targets. If we are unable to acquire other motorcycle and power sports dealerships on acceptable terms we would be unable to realize our business plan which could adversely affect our future business prospects.

We may not be able to obtain required approvals from manufacturers for prospective acquisitions.

The growth of our business through the acquisition of other motorcycle and power sports dealerships will depend on our ability to obtain the requisite manufacturer approvals. There can be no assurance that manufacturers will grant such approvals. While we are not aware of any manufacturers that limit the number of dealerships that may be held by any one company, or the number of dealerships that may be held in any geographic market, we believe that it is currently the policy of some manufacturers to restrict any company from holding contiguous dealerships (i.e. ownership of two dealerships without the existence of an unaffiliated dealership located geographically in between such two dealerships). We believe that our Andrews Cycles and Chicago Cycles distributorships currently are two of the largest volume dealers of power sports products in the Midwestern United States. If we continue to increase our market share for the sales of such products, manufacturers may become more likely to enforce these contiguous ownership restrictions against us. If we are unable to obtain any such required approvals from manufacturers, it could be difficult for us to realize our business plan which could adversely affect our future business prospects.

Manufacturers may impose additional restrictions on our business as a condition of granting approvals for any of our proposed acquisitions.

In connection with any future acquisitions, one or more manufacturers may seek to impose further restrictions on us relating to their approval of an acquisition. For example, manufacturers may condition such approvals upon our agreement to implement certain measures at our existing dealerships, to provide certain additional training to employees and to achieve higher customer satisfaction ratings. If such goals are not attained, we may be precluded from acquiring, whether directly from such manufacturers or through acquisitions, additional dealerships, and it may lead such manufacturers to conclude that they have a basis pursuant to which they may seek to terminate or refuse to renew our existing dealerships with those manufacturers. Furthermore, factors outside our control may cause a manufacturer to reject our application to make acquisitions. Any of these actions by manufacturers could adversely affect our financial condition, results of operations or cash flows.

We may be unable to obtain financing for the acquisitions that are available to us.

Although we do not currently have any plans to raise financing through the sale of any of our securities, we may, in the future, attempt to obtain financing for acquisition opportunities through a combination of loans and equity investments from commercial sources, seller debt financing, issuance of our equity securities as part of the purchase price, and other sources. Commercial sources will tend to come from investment funds, private equity funds, and other non-traditional sources, usually at a very high borrowing cost. Use of our equity securities could result in material dilution to our existing shareholders. There can be no assurance that we will be able to obtain adequate financing for any acquisition, or that, if available, such financing will be on favorable terms.

Dependence on Floor Plan Financing.

We are dependent to a significant extent on our ability to finance the purchase of inventory, which in the motorcycle and power sports retail industries involves significant sums of money in the form of floor plan financing. As of December 31, 2005, we had $17,159,719 of floor plan notes payable. Substantially all the assets of our dealerships are pledged to secure such indebtedness, which may impede our ability to borrow from other sources. We currently have floor plan facilities with a variety of lenders, including primarily GE Commercial Distribution Finance Corporation, Fifth Third Bank, Kawasaki Motors Finance Company, and American Honda Finance. Several of such lenders are associated with manufacturers with whom we have dealership agreements. Consequently, deterioration of our relationship with a manufacturer could adversely affect our relationship with the affiliated floor plan lender and vice versa.

We have substantial outstanding indebtedness.

As of December 31, 2005, based upon our financial statements, our outstanding indebtedness to third parties, including the $17,159,719 of floor plan notes payable under our floor plan financing arrangements was approximately $18,658,198. As of December 31, 2005 approximately $989,600 of our outstanding indebtedness to third parties was represented by debt incurred by us, in connection with the acquisition of Chicago Cycles, which reflected the remaining outstanding amount of the $1,250,000 we borrowed from the Fifth Third Bank, pursuant to a Term Note dated March 12, 2004, to fund the initial $1,250,000 payment for such acquisition. The original loan from Fifth Third Bank matured on May 31, 2004, and we converted the entire $1,250,000 principal amount of this loan to a six (6) year term loan, which bears interest at the rate of prime plus one percent (8% at December 31, 2005) and is secured by a first priority lien on all of our assets, including the assets acquired from Chicago Cycles.

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

We are dependent on foreign manufacturers, particularly from Japan, for our products.

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

We maintain Keyman life insurance on the life of Russell A. Haehn in an amount of $2,000,000, with the beneficiary being our W.W. Cycles subsidiary. In addition, we maintain Keyman life insurance on the life of Gregory A. Haehn in an amount of $1,000,000, with the beneficiary being the Company.

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

In the event that we ever begin to provide financing to customers, our business could be negatively impacted by customers' defaults on loans provided.

In the event we choose to  provide  financing  to any of our  customers,  in the future, to purchase our motorcycles and other power sports equipment, we may assign a substantial portion of these loans to third-party financial institutions in order to reduce our exposure to customer defaults, and will receive a fee from these financial institutions for these assigned loan contracts. With respect to loans that we choose not assign to third parties, or are unable to do so, we will be subject to all of the ordinary risks relating to customer defaults on such loans. In the event that the aggregate amount of these defaults result in losses in excess of the amounts we have made allowances for, this could have an adverse effect on our business, profitability and financial condition. Additionally, if any customer to whom we provide financing is adjudicated a bankrupt person, we may have no means of recourse to collect any of the principal or interest outstanding on such loan. In the event that financing operations ever become a material portion of our business, we intend to establish an evaluation process designed to determine the adequacy of the allowances we establish for loan defaults. While this evaluation process will most likely use historical and other objective information, there would be no assurance that we would not substantially underestimate potential defaults, given that current management of the Company has little experience in the equipment financing business. In such event we could not assure you that our loan reserves would be sufficient to absorb future loan losses or prevent a material adverse effect on our business, profitability or financial condition.

RISKS RELATED TO OUR SECURITIES

We do not expect to pay dividends.

Except for dividends that we are required to pay on our Series A Shares (which dividends may be paid in cash or shares of our common stock, in our sole discretion), we do not currently anticipate paying any cash dividends on any of our capital stock in the foreseeable future. Furthermore, for the foreseeable future, we intend to retain profits, if any, to fund our planned growth and expansion. In the event that we desire to pay dividends on any shares of our capital stock, in the future (other than on the Series A Shares), we are required to obtain the separate approval of the holders of the Series A Shares in order to declare and pay any such dividends. See "Risk Factors - Holders of our Series A Shares have special approval rights on certain matters requiring approval of our board of directors and/or shareholders."

Control by Management.

Subject to the requirement for us to obtain the separate approval of the holders of our Series A Shares, with respect to certain matters, our officers and directors may be able to influence matters requiring shareholders approval because they own a majority of our outstanding shares of voting stock. Our executive officers and directors beneficially own in the aggregate 9,020,000 shares of common stock (including options to purchase 1,500,000 shares of common stock at an exercise price of $1.25 per share), or approximately 73.6% of our outstanding shares of common stock. Because our Series A Shares are entitled to vote along with our common stock on all matters presented to our shareholders for approval, our executive officers and directors actually own approximately 50.4% of our outstanding shares of voting stock (giving effect to the voting rights of the 2,820 Series A Shares outstanding at a rate of 2,000 votes for each such preferred share outstanding, and assuming exercise of all options held by such executive officers and directors). This concentration of ownership provides such persons with the ability, except with respect to those matters upon which the holders of the Series A Shares have a separate right of approval, to control and influence all corporate decisions and policies of shareholder voting matters, including, without limitation, the removal of directors. Additionally, except with respect to those matters upon which the holders of the Series A Shares have a separate right of approval, these persons would be able to approve any proposed amendment to our charter, a merger proposal, a proposed sale of assets or other major corporate transaction or a non-negotiated takeover attempt. This concentration of ownership may discourage a potential acquirer from making an offer to buy us, which, in turn, could adversely affect the market price of our common stock and warrants.

Holders of our Series A Shares have special approval rights on certain matters requiring approval of our board of directors and/or shareholders.

Under the provisions of our certificate of designation designating the rights, preferences and privileges of our Series A Shares, the vote or consent of the holders of at least a majority of our outstanding Series A Shares, voting separately as a class, is required for the approval of certain matters including
(i) any alteration or repeal of our articles of incorporation or certificate of designation that adversely affects the rights, preferences or privileges of the Series A Shares, including to create, authorize or issue any series or shares of senior stock or parity stock or to increase the amount of authorized capital stock of any such class; (ii) the creation, authorization or issuance of any series or shares of capital stock convertible into common stock which is on parity with or senior to the Series A Shares in terms of liquidation, dividends or otherwise; (iii) any merger, consolidation or entering into a business combination or similar transaction, other than if (1) we are the surviving entity and (2) our shareholders prior to such transaction continue to hold a majority of our capital stock following the transaction; (iv) the incurrence or permission to exist any inventory or equipment indebtedness or liens relating thereto, except that we are permitted to borrow in connection with institutional financing of inventory and equipment and mortgage financing in connection with acquisitions of real estate; (v) (1) the declaration or payment of any dividends on any of our capital stock (other than the Series A Shares), (2) the purchase, redemption or retirement for value, of any of our capital stock (other than the Series A Shares) or (3) the distribution of our assets, capital stock, warrants, rights, options, indebtedness or obligations to our shareholders; (vi) the sale, transfer or disposal of a material portion of our assets, unless the sale is not of all or substantially all of our assets and is approved by a majority or our independent and disinterested directors; and (vii) entering into any transactions, or agreement or amending or modifying any existing agreement, with any officers, directors or our principal shareholders, or any of their affiliates, which transaction, agreement amendment or modification is not approved by a majority of our independent and disinterested directors.

As a result of the foregoing rights granted to the holders of the Series A Shares, as long as we have any Series A Shares outstanding, we will not be able to (i) effect certain financing through the issuance of securities on parity with or senior to the Series A Shares or (ii) enter into certain merger transactions with other businesses or conduct certain other transactions, without the approval of the holders of a majority of the outstanding Series A Shares. In the event that the interests of the holders of the Series A Shares are not aligned with the interests of our other shareholders, it is likely that the holders of the Series A Shares will act in their own best interests, which could be to the detriment of our other shareholders with respect to any matters for which their approval is required. In addition, these special approval rights may discourage a potential acquiror from making an offer to buy us, which, in turn, could adversely affect the market price of our common stock.

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

      o     general conditions in the markets in which we compete; and

      o     economic and financial conditions.

If outstanding Series A Shares, options and warrants are exercised or converted, the value of those shares of common stock outstanding just prior to the conversion will be diluted.

As of April 12, 2006, there are 2,820 outstanding Series A Shares convertible into a total of 5,640,000 shares of our common stock and options and warrants to purchase 8,340,000 shares of common stock, with exercise prices ranging from $0.50 to $2.25 per share. If the holders exercise a significant number of these securities at any one time, the market price of the common stock could fall. In the event that the anti-dilution provisions contained in the Series A Shares and the Series A Warrants are triggered and we also issue additional shares of our common stock as dividends on the Series A Shares so that all or a significant portion of our outstanding common stock becomes available for resale, this could cause an even greater reduction in the market price of our common stock. The value of the common stock held by other shareholders will be diluted. The holders of the options and warrants have the opportunity to profit if the market price for the common stock exceeds the exercise price of their respective securities, without assuming the risk of ownership. If the market price of the common stock does not rise above the exercise price of these securities, then they will expire without exercise. The holders of these options and warrants may also exercise their securities if we are able to raise capital privately or from the public on terms more favorable than those provided in these securities. We cannot predict exactly if, or when, such a financing will be needed or obtained. Furthermore, we cannot predict whether any such financing will be available on acceptable terms, or at all.

"Penny stock" regulations may impose certain restrictions on the marketability of our securities.

The Securities and Exchange Commission has adopted regulations which generally define a "penny stock" to be any equity security that has a price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions (including the issuer of the securities having net tangible assets (i.e. total assets less intangible assets and liabilities) in excess of $2,000,000 or average revenue of at least $6,000,000 for the last three years). As a result, our common stock could be subject to these rules that impose additional sales practice requirements on broker-dealers who sell our securities to persons other than established customers and accredited investors (generally persons with a net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a "penny stock," unless exempt, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Securities and Exchange Commission relating to the "penny stock" market. The broker-dealer must also disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the "penny stock" held in the account and information on the limited market in "penny stocks." Consequently, although the "penny stock" rules do not currently apply to our securities, if these rules do become applicable in the future, this may restrict the ability of broker-dealers to sell our securities.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

          This item is not applicable to the Company.

ITEM 2.  PROPERTIES

Set forth below is summary information of our current operating facilities:

LOCATION            PRINCIPAL USES OF SPACE         (IN SQUARE FEET)   LEASE EXPIRATION
---------           -----------------------         ----------------   ----------------

Salem, Ohio         Offices, showroom                         75,000   October 31,  2009,  and may
                                                                       be  extended to October 31,
                                                                       2011

Skokie, Illinois    Offices, showroom and service             95,000   May  31,  2015  and  may be
                    facility                                           renewed until May 31, 2025


We believe that our operating facilities are adequate for our present purposes and that additional operating facilities, if required, will be available to us on reasonably acceptable terms.

ITEM 3.  LEGAL PROCEEDINGS

We are not currently subject to any legal proceedings, and to the best of our knowledge, none are threatened, the results of which would have a material adverse effect on our properties, results of operations or financial condition. Additionally, to our knowledge, neither of our officers and directors are involved in any legal proceedings in which we are an adverse party.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to a vote of our securityholders during the fourth quarter of our fiscal year ended December 31, 2005.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded in the over-the-counter market on the Nasdaq OTC Bulletin Board under the symbol "GMOS." The following table shows the price range of the Company's common stock since it was initially quoted on November 19, 2003 until December 31, 2005. Prior to April 5, 2004, our common stock traded in the over-the-counter market on the Nasdaq OTC Bulletin Board under the symbol ASBC.

                                 BID                              ASK

  Quarter Ended        High              Low             High              Low
  -------------        ----              ---             ----              ---

    12/31/03           .250             .250             .250             .250
     3/31/04           2.20             2.10             2.20             2.10
     6/30/04           1.90             1.90             1.90             1.90
     9/30/04            .85              .68              .85              .68
    12/31/04           1.90             1.80             1.90             1.80
     3/31/05           1.30             1.26             1.30             1.26
     6/31/05            .61              .60              .61              .60
     9/30/05           1.03              .95             1.03              .95
    12/31/05           1.01              .58             1.06              .60

DIVIDENDS

Subject to the rights that have been designated to the holders of our Series A Convertible Preferred Stock (the "Series A Shares"), which dividends are payable in cash or shares of our common stock, as determined in our sole discretion, and any other holders of preferred stock that may be authorized by our Board, holders of our common stock are entitled to receive dividends when and if declared by our Board of Directors out of funds legally available. We have not paid any dividends on our common stock. The payment of dividends, if any, in the future is within the discretion of the Board of Directors and is also subject to the approval of the holders of the Series A Shares. The payment of dividends, if any, in the future will depend upon our earnings, capital requirements, financial condition and other relevant factors. Our Board of Directors does not presently intend to declare any dividends in the foreseeable future. Instead, our Board of Directors intends to retain all earnings, if any, for use in our business operations.

Pursuant to our Restated Articles of Incorporation, our Board of Directors is authorized, subject to any limitations prescribed by law, and subject to certain approval right we have provided to the holders of our Series A Shares, to provide for the issuance of up to 5,000,000 shares of preferred stock from time to time in one or more series and to establish the number of shares to be included in each such series and to fix the designation, powers, preferences and relative, participating, optional and other special rights of the shares of each such series and any qualifications, limitations or restrictions thereof. Because the Board of Directors has such power to establish the powers, preferences and rights of each series, it may afford the holders of preferred stock preferences, powers and rights (including voting rights and rights to receive dividends) senior to the rights of the holders of common stock. The issuance of shares of preferred stock, or the issuance of rights to purchase such shares, could be used to discourage an unsolicited acquisition proposal.

There is currently one series of preferred stock issued and outstanding: Series A Shares, with 5,000 shares being authorized and 2,820 shares being issued and outstanding. Up to an additional 4,995,000 shares of preferred stock remain authorized. Set forth below is a summary only and it is qualified by our Restated Articles of Incorporation and the Certificate of Designation for our Series A Shares, copies of which are available from the Company upon request.

Rank. The Series A Shares rank senior to (1) the common stock and (2) each other class or series of preferred stock now or hereafter established by the Board of Directors, the terms of which do not expressly provide that it ranks senior to, or on a parity with, the Series A Shares as to dividend rights and rights on liquidation, winding-up and dissolution of the Company (collectively referred to as "Junior Stock").

Dividends. The holders of shares of Series A Shares will receive dividends at the rate of $100.00 per Series A Share per annum, payable, at the option of the Company, in cash or shares of Common Stock, provided that, the dividend rate will be reduced to $70.00 per Series A Share per annum at such time as and for as long as our shares of common stock issuable upon conversion of the Series A Shares are covered by an effective registration statement. In the event of certain defaults by the Company, the dividend rate will be increased to $200.00 per Series A Share until the default has been cured. Dividends will accrue and be payable semi-annually, in arrears, on the first day of March and September in each year, beginning March 2006. Dividends payable on the Series A Shares are cumulative and any accrued and unpaid dividends are included in the payment of a liquidation preference to the holders of Series A Shares, as described below.

Liquidation Preference. In the event of a liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, the holders of the Series A Shares are entitled to receive, after all payments to holders of any securities that rank senior to the Series A Shares, $1,000.00 per Series A Share, together with an amount equal to the dividends accrued and unpaid thereon (whether or not declared) to the date of final distribution to the holders of Series A Shares, without interest, before any payment shall be made or any assets distributed to the holders of any of the Company's securities that rank junior to the Series A Shares, including the common stock. After the full payment of the liquidation preference to the holders of Series A Shares, they are not entitled to any further participation in any distribution of the Company's assets. At the option of any holder of Series A Shares, a consolidation or merger of the Company with another corporation in which the Company is not the surviving entity, or a sale or transfer of all or part of the Company's assets for cash, securities or other property will be considered a liquidation, dissolution or winding up of the Company.

Conversion.

Election to Convert. Each Series A Share may initially be converted, at any time, at the election of the holder, into 2,000 shares of our common stock, subject to certain adjustments.

Mandatory Conversion. We have the right, in our sole discretion, to require that all of the outstanding Series A Shares be converted into shares of our common stock at the same conversion rate applicable to a conversion election. We have this right to require conversion at any time: (1) the last trade price of our common stock reported on the OTC Bulletin Board for each of the ten consecutive trading days ending two business days prior to the date of our conversion election exceeds $1.50 per share (subject to certain adjustments, including adjustments for anti-dilution) and (2) the common stock issuable upon conversion of the Series A Shares is covered by an effective registration statement during the entire ten-day period and through the date of the conversion.

Anti-Dilution Adjustments. Subject to certain exceptions, if we issue securities, in the future, at an effective price of less than $.50 per share of common stock (or the then current price as reduced by prior anti-dilution events), then the rate of conversion of the Series A Shares into our common stock will be reduced to the effective price of our common stock as issued. In addition, the rate of conversion may also be reduced as a result of certain recapitalization events, including (1) a split or reverse split of our shares of common stock and (2) the payment of a dividend in shares of our common stock (other than dividends payable on the Series A Shares in common Stock).

Reduction in Conversion Rate due to Default. Upon the occurrence of certain types of defaults, such as a default: (i) under our certificate of designation of the Series A Shares; (ii) under our subscription agreements with the investors in the September 2005 Private Placement; (iii) subject to certain exceptions, of any obligation of indebtedness or financing in excess of $250,000; or (iv) under any material contract, the then applicable conversion rate will be adjusted to an amount equal to 80% of the Conversion Price then in effect.

Voting Rights. Holders of the Series A Shares vote together with the holders of common stock as a single class on all matters submitted to shareholders for a vote and shall have a number of votes equal to 2,000 votes for each Series A Share, subject to certain adjustments. Additionally, the approval of the holders of a majority of the Series A Shares is required for the approval of the following matters:

         (1) Any amendment, alteration or repeal of the Articles or the certificate of designation relating to the Series A Shares, if such amendment, alteration or repeal adversely affects the rights, preferences or privileges of the Series A Shares, including the right to create, authorize or issue any series or shares of stock senior to or on parity with the Series A Shares, or to increase the amount of authorized capital stock of any such class;

         (2) The creation, authorization or issuance of any series or shares of capital stock convertible into common stock which is on parity with or senior to the Series A Shares in terms of liquidation, dividends or otherwise;

         (3) The merger, consolidation or entering into a business combination or similar transaction, other than if (i) the Company is the surviving entity and (ii) the shareholders of the Company prior to such transaction continue to hold a majority of the capital stock of the Company following the transaction;

         (4) The incurrence or permission to exist of any inventory or equipment indebtedness or liens relating thereto, except that the Company may borrow in connection with institutional financing of inventory and equipment and mortgage financing in connection with acquisitions of real estate;

         (5) The declaration or payment of any dividends on, purchase, redemption or retirement for value, of any capital stock (other than the Series A Shares), or make any distribution of assets, capital stock, warrants, rights, options, indebtedness or obligations to the Company's shareholders;

         (6) The sale or other transfer of a material portion of the Company's assets; provided, however, that such a sale or other transfer will be permitted if (i) it is not of all or substantially all of the Company's assets and (b) is approved by a majority of the independent and disinterested members of the board of directors; and

         (7) The entering into any transaction or agreement, or the amendment or modification of any existing agreement, with any officers, directors or principal shareholders of the Company, or any of their affiliates, which transaction, agreement amendment or modification is not approved by a majority of the independent and disinterested members of the board of directors.

RECENT SALES OF UNREGISTERED SECURITIES

We have sold the following securities during the year ended December 31, 2005:

In September 2005, the Company sold to accredited investors in a private placement offering (the "September 2005 Private Placement"), 2,870 shares of its newly-designated Series A Convertible Preferred Stock, stated value $1,000 per share (the "Series A Shares"), and common stock purchase warrants (the "Series A Warrants") to purchase up to of 5,740,000 shares of Company's common stock, resulting in the receipt by the Company of $2,870,000 of gross proceeds. In connection with HCFP/Brenner Securities LLC's acting as placement agent in the September 2005 Private Placement, the Company paid it commissions of $229,600 and a nonaccountable expense allowance of $57,400. Additionally, the Company issued the placement agent an option to purchase 287 Series A Shares and Series A Warrants to purchase up to 574,000 shares of common stock. After deduction of all offering expenses, including the placement agent's commissions and nonaccountable expense allowance, the Company received net proceeds of $2,485,163. The securities sold by the Company in the September 2005 Private Placement were exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to the provisions of Section 4(2) of the Securities Act and Regulation D promulgated thereunder. Sales of these securities were made pursuant to the provisions of Rule 506 of Regulation D which provides for an exemption from registration under the Securities Act of 1933, for sales of securities to no more than 35 "accredited investors" (as such term is defined in Rule 501 of Regulation D). Based on the information provided by the investors in the September 2005 Private Placement in their subscription documents, the Company sold securities to 15 accredited investors in compliance with the provisions of Regulation D and filed a Form D with the Securities and Exchange Commission reporting this sale.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information about the Company's common stock that may be issued upon the exercise of stock options under all of our equity compensation plans in effect as of December 31, 2005.

                                                                                         Number of securities
                                                                                        remaining available for
                                 Number of securities to       Weighted average          future issuance under
                                 be issued upon exercise       exercise price of          equity compensation
                                 of outstanding options,     outstanding options,     plan (excluding securities
Plan Category                      warrants and rights        warrants and rights      reflected in column (a))
-------------                      -------------------        -------------------      ------------------------

Equity compensation plan
approved by securityholders                ---                        ---                         ---

Equity compensation plan not
approved by securityholders           1,500,000 (1)                  $1.25                         0

---------------
(1) Reflects options granted to our two executive officers in August 2004 to purchase shares of our common stock.

ITEM 6.  SELECTED FINANCIAL DATA

                         SELECTED FINANCIAL INFORMATION

The selected consolidated financial data presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the notes thereto included elsewhere in this Annual Report. Our statement of operations data for the years ended December 31, 2005, 2004, 2003 (restated), and 2002 (restated) and our balance sheet data as of December 31, 2005, 2004, 2003 (restated) and 2002 have been derived from our audited consolidated financial statements, all of which except our balance sheet data at December 31, 2003 and 2002, are included elsewhere in this Annual Report. Our statement of operations data for the year ended December 31, 2000, and our balance sheet data as of December 31, 2001, have been derived from our unaudited consolidated financial statements, which are not presented in this Annual Report.

                                   2001             2002              2003             2004             2005
                              -------------------------------------------------------------------------------------

Net Sales (1)                     $29,161,043      $38,461,692       $45,217,270     $77,615,237      $103,117,471

Income from Continuing              1,090,557        1,242,854           852,831       2,168,256           631,526
Operations

Income from Continuing                   0.14             0.16              0.11            0.21              0.06
Operations Per Share

Total Assets                        7,504,373       10,084,106        14,303,028      24,017,727        25,832,117

Long-term Debt Obligations            478,471          366,044           547,073       2,636,027         1,498,479


Redeemable Preferred Stock                ---              ---               ---             ---               ---

Cash Dividends Declared per               ---              ---               ---             ---               ---
Common

(1) Does not include revenues from finance, insurance and extended service contracts, which represent less than 3% of total operating income.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our results of operations and financial condition should be read together with the consolidated financial statements and the notes to those statements included elsewhere in this Annual Report. This discussion may contain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results anticipated in any forward-looking statements as a result of a variety of factors, including those discussed in "Risk Factors" and elsewhere in this Annual Report.

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

Together with our two wholly-owned subsidiaries, we own and operate two retail power sports superstores. Our core brands include Suzuki, Yamaha, Honda, Ducati and Kawasaki. Our superstores operate under the names "Andrews Cycles" and "Chicago Cycles." Andrews Cycles is located in Salem, Ohio, has approximately 55 employees and operates from an approximately 75,000 square foot facility. Chicago Cycles is located in the Chicago metropolitan area, has approximately 99 employees and operates from an approximately 95,000 square foot facility in Skokie, Illinois, pursuant to a ten-year lease we entered into in October 2004.

Overview of Economic Trends.

Effects of Increasing Interest Rates

Notwithstanding our increase in sales for the year ended December 31, 2005 compared to the same period in 2004, a portion of which was due to our acquisition of Chicago Cycles in April 2004, we believe that if interest rates on consumer loans continue to rise, as they have during the last twelve months, this could reasonably be expected to have a material adverse effect on the sales of our power sports products, and more specifically the sales of new vehicles. In 2005, approximately $25.7 million of the approximately $103.1 million of our power sports sales (25%) were financed. Although we did not experience a material reduction in sales through December 31, 2005, the uncertainties created in the consumer financing market as a result of continuing increases in interest rates, can reasonably be expected to have a negative impact on the sale of new motorcycles in the next 12 to 24 months due to the increased costs to our customers.

We believe that consumer interest in lower-priced used motorcycles will significantly rise, as a result of the increased costs of financing. With the acquisition of our Chicago Cycles dealership we have added sales of used motorcycles to our business. During the year ended December 31, 2005, approximately $4.9 million of Chicago Cycles' approximately $37.7 million in revenues (13%) were generated from sales of used motorcycles. Although our Andrews Cycles dealership has not yet generated material revenues from the sale of used motorcycles, we have commenced sales of used motorcycles at Andrews Cycles in the second half of 2005 and intend to substantially increase sales in 2006. We also intend to increase sales of used motorcycles at Chicago Cycles in 2006. Although there can be no assurance, we believe that our greater focus on sales of lower-priced used motorcycles, which generally provide larger sales margin, will help make up for any reduction in sales of new motorcycles.

Effects of Increasing Fuel Costs

During the fourth quarter of 2005, we experienced an increase in sales of motorcycles and scooters compared to the same period in 2004, some of which we believe is attributable to the spike in gasoline prices during the fourth quarter of 2005. This three month period is historically the slowest period for sales. We believe that it is reasonable to assume that a continued rise in gasoline prices will result in many consumers considering the use of motorcycles and scooters as alternative forms of transportation to automobiles, since motorcycles and scooters provide significantly better gas mileage than automobiles resulting in substantially lower fuel costs. Although there is no absolute certainty as to the direction that gasoline prices will move in 2006 and beyond, recent trends appear to suggest a greater likelihood of increases than reductions, which could have a positive impact on our sales for the next 12 to 24 months.

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

Overall impact on our Future Earnings

Management believes that our earnings for 2005 were negatively affected by the substantial non-recurring expense incurred by the Company in connection with Chicago Cycles' move to its larger facilities, during the first half of the year. This move also had a negative impact on sales for approximately three months, until customers made the transition to our new facilities. Based on our operations during the first three months of 2006, we believe that under our current business structure earnings from our Andrews Cycles and Chicago Cycles subsidiaries will increase at a measured pace during the next 12 to 18 months. We intend to continue to evaluate and analyze our business decisions through effective inventory engagement, as described in greater detail under the heading Inventory Management, included elsewhere in this MD&A. We also foresee promising opportunities to increase our sales of motorcycles and scooters as consumers face substantial increases in gas prices, and give greater consideration to the purchase of motorcycles and scooters which provide significantly greater gas mileage than automobiles. We have even recently commenced an advertising campaign that emphasizes the miles per gallon advantage of riding a motorcycle. At the same time, we face challenges caused by the Federal Reserve's continued increase in interest rates over the past year, which directly increases the cost of financing purchases of our motorcycles and other power sports products. Although we cannot control increases in interest rates, we have recently begun to address this by increasing our focus on the sales of used motorcycles and other equipment, which provide customers with lower price alternatives, and we believe can help to make up for a significant portion of new vehicle sales lost because of higher interest rates. Additionally, in the event that we are able to successfully integrate additional dealerships and/or new brands into our existing business, we believe that this will result in greater sales margins and an even greater increase in earnings. These greater sales margins would be created by the consolidation of expenses through the implementation of our superstore business plan, resulting in greater earnings per unit sold. While it is management's intent to pursue the goals described herein, we cannot assure you that these goals will be achieved at any level.

Loan Transactions.

On April 30, 2004, we paid $1,675,000 of the purchase price for Chicago Cycles by issuing to Kings Motorsports a 6% $1,675,000 aggregate principal amount note (the "Note"), which Note initially provided for payment as follows:

      o     $500,000 on July 29, 2004;
      o     $250,000 on October 27, 2004; and
      o the remaining $925,000, plus accrued but unpaid interest on April 30, 2005.

We repaid all outstanding principal and interest on the Note, remaining due and payable, on October 13, 2005.

To fund the amount payable at closing for Chicago Cycles, we borrowed $1,250,000 from The Fifth Third Bancorp Bank (the "Bank"), pursuant to a term loan. This loan, which initially matured on May 31, 2004, was refinanced with the Bank through a term loan amortized over a 72 month period, but is payable in full on May 31, 2007, bearing interest at prime plus one percent (8% at December 31, 2005). Our payment obligations under this term loan also are personally guaranteed by Russell Haehn and Gregory Haehn. This loan is also secured by a first priority lien on all of our assets (including, without limitation, the Chicago Cycles assets). As of December 31, 2005, the outstanding amount of this term loan, including accrued interest thereon, was $989,600.

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

On December 20, 2005, the third party that provided us the Bridge Loan provided us with a new bridge loan in the principal amount of $250,000 (the "2005 Bridge Loan"). In connection with the 2005 Bridge Loan we issued to the lender a $250,000 principal amount promissory note bearing interest at the rate of fifteen (15%) per annum (the "2005 Bridge Note"). Interest on the 2005 Bridge
Note is payable monthly, and all outstanding principal and accrued but unpaid interest was due and payable on March 20, 2006. At December 31, 2005, the outstanding principal amount was $250,000. In March 2006, we repaid $25,000 of the outstanding principal amount and obtained a ninety (90) day extension for the payment of the remaining $225,000. In consideration for this extension we paid the lender $2,500.

We also have obtained a revolving line of credit with the Bank, in the maximum amount of $250,000. This line of credit bears interest at the rate of prime plus one percent (8% at December 31, 2005), and has no stipulated repayment terms. At December 31, 2005, the amount of principal and interest outstanding on this credit line was $249,863. This line of credit is secured by a lien on substantially all of our assets.

Financing Activities.

In September 2005, the Company sold to accredited investors, in a private placement offering (the "September 2005 Private Placement"), 2,870 Series A Shares and warrants to purchase up to of 5,740,000 shares common stock (the "Series A Warrants"), resulting in the receipt by the Company of $2,870,000 of gross proceeds including the repayment of $50,000 of indebtedness outstanding under the Bridge Loan from HSK Funding, Inc., by the conversion of that amount into Series A Shares and Series A Warrants. These securities are convertible into the shares of common stock. After deduction of all offering expenses for the September 2005 Private Placement, including the placement agent's commissions and nonaccountable expense allowance, the Company received net proceeds of $2,485,163. The Company has used these net proceeds for debt repayment legal fees, and general working capital purposes.

Anticipated Funding of Operations.

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

Bank Financing

We currently have a revolving credit line with Fifth Third Bancorp in a total available amount of $250,000 of which $249,863 was funded at December 31, 2005. We are currently exploring other bank financing which would provide us with available funding of at least $1,000,000, and would be on more favorable terms than our current revolving credit line with the Bank. Although, we believe that an increased amount of financing should be available to us, as result of our low outstanding indebtedness, we cannot assure you that we will be able to obtain financing in an amount sufficient to meet our needs to grow our business. Certain lending institutions may not be willing to provide debt financing to us, due to the fact that we have granted security interests in virtually all of our inventory and accounts receivable to the manufacturers and other institutions that provide us with floor plan financing for our motorcycles and other power sports equipment. Lenders may refuse to accept subordinated security positions or may require us to accept less favorable terms to provide debt financing, which would make it more difficult for us to replace our current credit line with lines providing more favorable terms and/or increased funding availability.

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

Results of Operations.

Year ended December 31, 2005 Compared to Year ended December 31, 2004:

                                                         Increase
                          2005             2004          (Decrease)    % Change
                     -------------    -------------    -------------  ----------

Revenues             $ 105,605,067    $  79,950,855    $  25,654,212       32%
Cost of Sales        $  93,327,630    $  70,025,884    $  23,301,746       33%
Operating Expenses   $  11,645,911    $   7,756,715    $   3,889,196       50%
Operating Income     $     631,526    $   2,168,256    $  (1,536,730)     (71%)
Income b/f Taxes     $     (47,703)   $   1,580,261    $  (1,627,964)    (103%)
Net Income           $      (8,803)   $     958,061    $    (966,864)    (101%)

Revenues:

Revenues for the year ended December 31, 2005 were $105,605,067 representing an increase of $25,654,212 (32%) from the $79,950,855 reported for the year ended December 31, 2004. Our results were impacted significantly, in a positive manner, by the acquisition of Chicago Cycles on April 30, 2004, and the inclusion of the additional revenues generated by Chicago Cycles of $39,298,879 in 2005 as compared to only $24,519,662 during the shorter period from May 1, 2004 to December 31, 2004, in the prior year, which reflects a 60% increase in Chicago Cycles' sales. These results also reflect a generally higher level of sales activities at both of our locations and our move to the larger facility in Chicago. Our increase in sales, during the year ended December 31, 2005, also can be attributed to our aggressive marketing and advertising campaigns.

Cost of Sales:

Cost of sales for the year ended December 31, 2005 increased by $23,301,746 (33%) to $93,327,630, compared to $70,025,884 for the same period in 2004. This increase reflects the additional cost of units, in a total amount of $20,814,000, needed to realize the increase in sales, and is also significantly impacted by the inclusion of the costs of Chicago Cycles' sales beginning in April 30, 2004, and our move to the larger facility in Chicago, accounting for approximately $11,412,073 (55%) of this increase in cost of sales.

Operating Expenses:


Selling, general and administrative expenses for the year ended December 31, 2005 were $11,645,911, an increase of $3,889,196 (50%) over $7,756,715 for the same period in 2004. The aggregate increase in such costs were principally related to increases of (i) $1,295,882 in compensation payable to our employees ($1,289,410 of which was attributable to payments to employees of Chicago Cycles); (ii) $1,131,084 in advertising and marketing expenses ($717,386 of which was attributable to advertising and marketing expenses of Chicago Cycles); and (iii) $558,718 in rent (approximately $510,000 of which was attributable to the higher rent payable for Chicago Cycle's new facilities). Net interest expense increased approximately $153,356 to $779,943 in the year ended December 31, 2005 as compared to $626,587 for the same period in 2004. This increase is primarily due to (i) the increase in inventory we carried during several periods of 2005 and (ii) an overall increase in interest rates due to the increase in the prime rate.

Operating Income:

We had income from operations before other income (expense) for the year ended December 31, 2005 of $631,526, as compared to income from operations of $2,168,256 for the same period in 2004, which reflects a decrease of $1,536,730 (71%). This decrease in income from operations during the year ended December 31, 2005 as compared to the same period in 2004, is a result of the significant increase in operating expenses, as described above, and in particular, the increase in rent expense relating to our move to the new facility in Chicago. Unlike in prior periods where the increase in operating expenses was offset, in part, by an increase in margin on our sales from the prior period, our percentage increase in sales in 2005 compared to 2004 was only nominally greater than the increase in our cost of sales between those two periods. Depreciation and amortization was approximately $465,581 for the year ended December 31, 2005, as compared to $165,043 for the same period in 2004.

Income before Taxes:

We had a loss before provision for taxes for the year ended December 31, 2005 of $47,703, as compared with income before provision for taxes of $1,580,261 for the same period in 2004. This decrease of $1,627,964 (103%) in income before taxes during the year ended December 31, 2005 as compared to the same period in 2004, is primarily attributable to the increase in operating expenses, as described above. We received a tax benefit of $38,900 for the year ended December 31, 2005, as a result of our loss during that period, as compared to taxes of $622,200 for the year ended December 31, 2004. Taxes for 2005 were also affected by a net operating loss carryforward from the first quarter of 2005.

Net Income:

We had a net loss of $8,803 for the year ended December 31, 2005, as compared to net income of $958,061 for the same period in 2004. This reflects a decrease of $966,864 (101%) between these comparable periods. This decrease in net income during the year ended December 31, 2005 as compared to the same period in 2004, is attributable to the increase in our operating expenses, as described above. Net income decreased less in percentage terms between 2005 and 2004 than net income before taxes, due to the tax benefit received by us for 2005 compared to taxes that we paid for 2004.

Year ended December 31, 2004 Compared to Year ended December 2003:

                                                          Increase
                            2004            2003         (Decrease)    % Change
                        ------------    ------------    ------------  ----------

Revenues                $ 79,950,855    $ 46,055,843    $ 33,895,012      74%
Cost of Sales           $ 70,025,884    $ 41,229,644    $ 28,796,240      70%
Operating Expenses      $  7,756,715    $  3,973,368    $  3,783,347      95%
Operating Income        $  2,168,256    $    852,831    $  1,315,425     154%
Income b/f Taxes        $  1,580,261    $    558,502    $  1,021,759     183%
Net Income              $    958,061    $    558,502    $    399,559      71%

Revenues:

Revenues for the year ended December 31, 2004 were $79,950,855 representing an increase of $33,895,012 (74%) from the $46,055,843 reported for the year ended December 31, 2003. Our results were impacted significantly, in a positive manner, by the acquisition of Chicago Cycles on April 30, 2004, and the inclusion of the additional revenues generated by Chicago Cycles of $24,560,732 from that date through December 31, 2004. Our sales increase, during 2004, also can be attributed to our aggressive marketing and advertising campaigns.

Cost of Sales:

Cost of sales for the year ended December 31, 2004 increased by $28,796,240 (70%) to $70,025,884 from $41,229,644 in 2003. This increase reflects the additional cost of our motorcycle and other power sports equipment inventory, in a total amount of approximately $26,780,000, needed to realize the increase in sales, and is also significantly impacted by the inclusion of the costs of Chicago Cycles' sales from April 30, 2004, in the amount of $24,560,732 accounting for approximately $21,223,542 (30%) of this increase in cost of sales.

Operating Expenses:

Selling, general and administrative expenses for the year ended December 31, 2004 were $7,756,715, an increase of $3,783,347 (95%) over $3,973,368 in 2003.
The aggregate increase in such costs were principally related to (i) additional selling, general and administrative expenses relating to Chicago Cycles, commencing April 30, 2004, which accounted for $3,383,803 of this increase, or approximately 89% of this increase and (ii) approximately $359,596 of legal, accounting and auditing fees, incurred during 2004, which was significantly more than comparable expenses during the same period in 2003, which additional fees were associated with the requirements of becoming a public entity and the ongoing compliance and maintenance requirements ("Public Company Expenses"). Net interest expense increased approximately $325,560 from $300,937 in 2003 to $626,587 in 2004, which reflects an increase of approximately 108% from 2003. This increase is primarily due to (i) interest payable by the Company of approximately $11,712 relating to the loans we acquired to pay for Chicago
Cycles, (ii) interest payable of approximately $6,555 relating to the Bridge Loan, and (iii) an increase in interest bearing floor plan inventory, in a total amount of $5,537,896, a significant portion of which is attributable to the floor plan inventory of Chicago Cycles, which accounted for additional net interest expense of approximately $179,173 in 2004.

Operating Income:

Income from operations for the year ended December 31, 2004 increased by $1,315,425 to $2,168,256, as compared to $852,831 in 2003, which reflects an increase of approximately 154%. Income from operations in 2004 was also substantially affected by the addition of Chicago Cycles' operations on April 30, 2004, which accounted for $366,034 of this increase in income, or approximately 17% of this increase. This generally is a result of the $33,895,012 increase in sales described above, $24,560,732 of which is attributable to the addition of the sales of Chicago Cycles from April 30, 2004.

Income before Taxes:

We had income before provision for taxes for the year ended December 31, 2004 of $1,580,261, as compared with income before provision for taxes of $558,502 for 2003. This increase of $1,021,759 (183%) in income before taxes for the year ended December 31, 2004 as compared to 2003, is primarily a result of our greater sales of $79,950,855 in 2004, as compared to $46,055,843 in 2003, and, to a somewhat lesser extent, an increase in gross margin on our sales from 10% to 12% between these two periods. As described above, $24,560,732 of this increase in sales is attributable to the addition of the sales of Chicago Cycles from April 30, 2004. The income tax increase to $622,200 in 2004, as compared to no income tax payable in 2003, is a result of the Company's tax filing status that changed from an S- Corp in 2003 to a C-Corp effective on January 1, 2004.

Net Income:

We had net income for the year ended December 31, 2004 of $958,061 as compared to $558,502 for 2003. This reflects an increase of $399,559 (71%) from 2003 to 2004. As discussed above, net income in 2004 was substantially affected by the addition of the Chicago Cycles operations, which contributed an additional $24,560,732 to our sales in 2004. The increase in net income for these comparable periods would have been even greater, except for the additional $622,200 provision for income taxes for the year ended December 31, 2004, as described above.

Liquidity and Capital Resources.

Our primary source of liquidity has been cash generated by operations and borrowings under various credit facilities. At December 31, 2005, we had $227,301 in cash and cash equivalents, compared to $1,862,187 at December 31, 2004. Until required for operations, our policy is to invest excess cash in bank deposits and money market funds. Net working capital at December 31, 2005 was $1,128,856 compared to $(399,303) at December 31, 2004. The Company's increase in net working capital at December 31, 2005, was mostly attributable to the $2,870,000 of gross proceeds raised by it in the September 2005 Private Placement.

The Company receives floor plan financing from six different motorcycle manufacturers for whom the Company sells the manufacturers' products. The Company uses such floor plan financing to assist it in financing and carrying the Company's inventory necessary to achieve the Company's sales goals. Such manufacturers' collateral includes all unit inventory plus a general lien on all assets of Andrews Cycles and Chicago Cycles.

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

Inventory Management.

We believe that successful inventory management is the most important factor in determining our profitability. In the power sports business, and particularly as it relates to the sale of motorcycles, there is normally a limited timeframe for the sale of current year models. For example, if we are unable to sell a significant portion of our 2006 models before the 2007 models are released, it could be very difficult for us to sell our remaining inventory of 2006 models. Therefore, our goal is to limit sales of carryover products (i.e. products that remain in inventory after the release of new models) to no more than 10% of our total sales each year. This is accomplished by making all of our purchasing decisions based on sales information for the prior year and then utilizing aggressive sales and marketing techniques during the early part of a model year in order to assure the timely sale of our products.

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

Critical Accounting Policy and Estimates.

Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, as promulgated by the PCAOB. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, fixed assets, inventory, accounts receivable, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Set forth below are the policies that we have identified as critical to our business operations and the understanding of our results of operations or that involve significant estimates. For detailed discussion of other significant accounting policies see Note A, Summary of Significant Accounting Policies, of Notes to Consolidated Financial Statements, contained elsewhere in this Annual Report.

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

Revenue Recognition: Finance, Insurance and Extended Service Revenues - The Company arranges financing for customers through various financial institutions and receives a commission from the lender equal to the difference between the interest rates charged to customers and the interest rates set by the financing institution. The Company also receives commissions from the sale of various third party insurance products to customers and extended service contracts. These commissions are recorded as revenue at the time the customer enters into the contract. The Company is not the obligor under any of these contracts. In the case of finance contracts, a customer may prepay or fail to pay their contract, thereby terminating the contract. Customers may also terminate extended service contracts, which are fully paid at purchase, and become eligible for refunds of unused premiums. In these circumstances, a portion of the commissions the Company receives may be charged back based on the relevant terms of the contracts. The revenue the Company records relating to commissions is net of an estimate of the ultimate amount of charge backs the Company will be required to pay. Such estimates of chargeback experience are based on our historical chargeback expense arising from similar contracts. The Company also acts as the warrantor on certain extended service contracts and defers the revenue and recognizes it over the life of the contract on a straight-line basis.

Off-Balance Sheet Arrangements.

We have no off-balance sheet arrangements.

Contractual Obligations.

We have entered into various contractual obligations, which may be summarized as follows:

-------------------------------------------------------------------------------------------------------------------------
Contractual Obligations                                                Payments Due By Period

                                            -----------------------------------------------------------------------------
                                                                Less than 1                                   More than 5
                                                    Total          year          1-3 years      3-5 Years      Years
-------------------------------------------------------------------------------------------------------------------------

Long-Term Debt Obligations                       $1,498,479       $714,623        $783,856             --             --
-------------------------------------------------------------------------------------------------------------------------
Capital (Finance) Lease Obligations                      --             --              --             --             --
-------------------------------------------------------------------------------------------------------------------------
Operating Lease Obligations                      $5,986,632       $466,666      $1,660,674     $1,809,140     $2,050,152
-------------------------------------------------------------------------------------------------------------------------
Purchase Obligations                              As Needed
-------------------------------------------------------------------------------------------------------------------------
Other Long-Term Liabilities Reflected on
the Company's Balance Sheet under the
GAAP of the Primary Financial Statements
                                                        ---            ---             ---            ---            ---
-------------------------------------------------------------------------------------------------------------------------
         Total                                   $7,485,111     $1,181,289      $2,444,530     $1,809,140     $2,050,152
-------------------------------------------------------------------------------------------------------------------------

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to market risk in the ordinary course of its business. These risks are primarily related to changes in short-term interest rates. The potential impact of the Company's exposure to these risks is presented below:

Interest Rates.

Floor Plan Financing

We purchase new and used vehicle inventory by utilizing floor plan financing provided by lending institutions, as well as manufacturers of certain of the products we sell, including Kawasaki Motor Finance Company and America Honda Finance. We had outstanding indebtedness under floor plan notes of $17,159,719 and $17,788,706, at December 31, 2005 and December 31, 2004, respectively. Interest rates in connection with our floor plan financing generally fluctuate based on the prime rate, the type of product being financed and the length of time that such product remains on the floor plan. During the year ended December 31, 2005, interest rates on our floor plan financing have ranged from a low of 4.8% to a high of 16.25%. Since we are dependent to a significant extent on our ability to finance the purchase of inventory, increases in the prime rate of interest could have a significant negative impact on our income from operations, as a result of the greater interest we will be required to pay with respect to our floor plan financing. While increases in the prime rate did not have a significant impact on our floor plan financing in 2005, continued increases would, in all likelihood, result in a reduction in our income from operations in 2006 and thereafter. Although we cannot determine the precise impact of rate increases, we believe that we would begin to experience a material negative impact on our financial condition if the prime rate were to increase to 10% from its current rate of 7.75%.

Line of Credit

We also have an existing revolving credit line with Fifth Third Bancorp, the interest rate of which also fluctuates with the prime rate, at prime plus one percent. Since the outstanding indebtedness of this line of credit was $249,863 and $250,000 at December 31, 2005 and December 31, 2004, respectively, we do not believe that fluctuations in the prime rate will have more than a slight negative impact on our income from operations.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are contained in this Annual Report:

-     Report of Independent Registered Public Accounting Firm;

-     Consolidated Balance Sheets - December 31, 2005 and 2004;

- Consolidated Statements of Income - Years ended December 31, 2005, 2004 and 2003;

- Consolidated Statements of Stockholders' Equity - Years ended December 31, 2005, 2004 and 2003;

- Consolidated Statements of Cash Flow - Years ended December 31, 2005, 2004 and 2003; and

-     Notes to Consolidated Financial Statements.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report (December 31, 2005). Based on this evaluation, our principal executive officer and our principal financial officer have concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were effective. Disclosure controls and procedures mean our controls and other procedures that are designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in our internal control over financial reporting that occurred during the year ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Set forth below are the names, ages, and positions of each of our executive officers and directors, together with such person's business experience during the past five (5) years. Their business experience is based on information provided by each of them to us. Directors are to be elected annually at our annual meeting of shareholders and served in that capacity until the earlier of their resignation, removal or the election and qualification of their successor. Executive officers are elected annually by our Board of Directors to hold office until the earlier of their death, resignation, or removal.

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

Officers and Directors

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

Russell Haehn and Gregory Haehn are brothers. The present term of office of each director will expire at the next annual meeting of shareholders.

Our executive officers are elected annually at the first meeting of our board of directors held after each annual meeting of shareholders. Each executive officer holds office until his successor is duly elected and qualified, until his resignation, or until removed in the manner provided by our bylaws.

Agreement to Appoint Additional Director

Until February 2011, we have agreed to appoint a designee of HCFP/Brenner Securities LLC, the placement agent in the September 2005 Private Placement, to serve on our board of directors. In the event that said placement agent does not exercise its right to appoint a designee to our board, it shall have the right to send a representative (who need not be the same individual from meeting to meeting) to observe each meeting of the board of directors. Except as provided herein, there are no arrangements between any director or director nominee of the Company and any other person pursuant to which he was, or will be, selected as a director.

Director Compensation

We have not paid any cash compensation to our directors for their service on the board of directors, and do not have any plans to do so, in the near future. We do not currently maintain liability insurance coverage for the acts of our officers and directors, but we have agreed to obtain liability insurance in an amount not less than $1,500,000, on or around the date that said placement agent's designee commences services on our board, if this shall occur, and will include said placement agent's designee as an insured under such policy.

Significant Employees

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

Governance

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, generally requires our directors and executive officers and persons who own more than 10% of a registered class of our equity securities ("10% owners") to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Directors and executive officers and 10% owners are required by SEC regulation to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on review of copies of the reports furnished to us and verbal representations that no other reports were required to be filed during the fiscal year ended December 31, 2005, all Section 16(a) filing requirements applicable to our directors, executive officers and 10% owners were met.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the annual and long-term compensation paid for the fiscal years ended December 31, 2005, 2004 and 2003 to our Chairman and Chief Executive Officer; and President and Chief Operating Officer (collectively, the "Named Executive Officers"). No other officer received compensation in excess of $100,000 in any of those years.

                           Summary Compensation Table

                               Annual Compensation
------------------------------------------------------------------------------------------------------------
                                                                            Long-Term
                                                                          Compensation
                                                                             Awards
                                                                           Securities
                                     Fiscal                                Underlying        All Other
Name and Positions                    Year        Salary       Bonus       Options (#)     Compensation
------------------------------------------------------------------------------------------------------------
                                                      (NAMED EXECUTIVE OFFICERS)
------------------------------------------------------------------------------------------------------------

Russell A. Haehn,                     2003      $88,000(1)      -0-            -0-          $70,000(2)
Chairman and Chief
Executive Officer                     2004      $94,500(1)      -0-         1,000,000      $137,000(2)

                                      2005      $91,000         -0-            -0-         $274,935

------------------------------------------------------------------------------------------------------------

Gregory A. Haehn,                   2004(3)     $26,000         -0-         500,000         $12,000(4)
President and Chief
Operating Officer                     2005      $70,700         -0-            -0-          $49,000(4)
------------------------------------------------------------------------------------------------------------

---------------

    (1) Russell Haehn was employed by W.W. Cycles, the wholly-owned subsidiary of the Company that was acquired in January 2004. Compensation paid to him for fiscal years 2002, 2003 and until January 15, 2004, reflect amounts paid by W.W. Cycles to him.

    (2) Other compensation payable to Russell Haehn includes amounts payable to Mr. Haehn directly from manufacturers of certain of the products we sell, as an incentive to sell these products. The total amounts paid to Mr. Haehn during the years set forth in the above table were $29,000 in 2002, $58,000 in 2003, $125,000 in 2004 and $262,935 in
          2005. Mr. Haehn also received an automobile allowance of $12,000 per year in each of those years.

    (3)   Gregory Haehn became an employee of the Company in January 2004.

    (4) Other compensation payable to Gregory Haehn reflects an automobile allowance of $12,000 in each of 2004 and 2005 and an aggregate of $37,000 paid to Mr. Haehn in 2005 directly from manufacturers of certain of the products we sell, as an incentive to sell these products.

Employment Agreements

We do not have a written employment agreement with either of our Named Executive Officers.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of April 12, 2006, we had a total of 10,759,138 shares of common stock issued and outstanding.

The following table sets forth information, as of April 12, 2006, with respect to the beneficial ownership of our common stock by: (i) all directors; (ii) the Named Executive Officers; (iii) all current executive officers and directors as a group; and (iv) each shareholder known by us to be the beneficial owner of more than 5% of our common stock.


-------------------------------------------------------------------------------------------------------
                                              Number of Shares Owned     Approximate Percent of Class
                     Name                        Beneficially (1)               Owned (1)(2)(3)
-------------------------------------------------------------------------------------------------------
Russell A. Haehn (4)(6)                            5,785,000                        49.2%
-------------------------------------------------------------------------------------------------------
Gregory A. Haehn (5)(6)                            3,235,000                        28.7%
-------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------
All Executive Officers and Directors, as           9,020,000                        73.6%
a Group (two persons)
-------------------------------------------------------------------------------------------------------

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

(2) The percentages shown are calculated based upon 10,759,138 shares of common stock outstanding on April 12, 2006. The numbers and percentages shown include the shares of common stock actually owned as of April 12, 2006 and the shares of common stock that the person or group had the right to acquire within 60 days of April 12, 2006. In calculating the percentage of ownership, all shares of common stock that the identified person or group had the right to acquire within 60 days of April 12, 2006 upon the exercise of options and warrants are deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by such person or group, but are not deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by any other person.

(3) Notwithstanding each person or group's beneficial ownership of the Company's common stock, since the Series A Shares are entitled to vote together with the common stock on all matters submitted to shareholders for their approval, each person's or group's percentage voting interest (assuming exercise of all options) is: Russell A. Haehn - 33.2%; Gregory
      A. Haehn - 19.1%; and all executive officers and directors as a group - 50.4%.

(4) Includes a five-year non-qualified stock option, granted to Mr. Russell Haehn on August 16, 2004, to purchase up to 1,000,000 shares of common stock at an exercise price of $1.25 per share.

(5) Includes (i) 2,655,000 shares of common stock owned directly by Mr. Haehn and (ii) 80,000 shares of common stock owned by Mr. Haehn's minor children. Does not include an additional 80,000 shares of common stock owned by two other of Mr. Haehn's children for which he disclaims any beneficial ownership. Also includes a five-year non-qualified stock option, granted to Mr. Gregory Haehn on August 16, 2004, to purchase up to 500,000 shares of common stock at an exercise price of $1.25 per share.

(6)   Russell Haehn and Gregory Haehn are brothers.

The Company is not aware of any arrangement which might result in a change in control in the future.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

 We have provided loans to Gregory A. Haehn, and to Russell A. Haehn, our directors and executive officers, all of which were repaid as of December 31, 2005.

The loans to Gregory A. Haehn reflect advances made in August 2003 and November 2003, to provide him with the necessary funds to purchase his portion of the 150,000 shares of common stock of the Company purchased by he and Russell Haehn from an existing shareholder, in connection with the acquisition of W.W. Cycles by the Company. These loans were repaid, in full, by Mr. Haehn in December 2005.

In 2002, we provided a loan to Andrews North, Inc., a corporation owned by Russell A. Haehn, in the aggregate amount of $104,899, for use for general working capital purposes. This loan has been repaid in full and there are no loans currently outstanding to Andrews North, Inc. In 2002 and 2003, we also made advances to Mr. Haehn in an aggregate amount of approximately $350,000 to pay income taxes payable by him with respect to income allocated to him from W.W. Cycles, which was then a Subchapter S corporation. We also made loans in September and November of 2004, in an aggregate amount of approximately $66,000, to Marck's Real Estate, Inc, a corporation owned by Russell A. Haehn and the owner of our Salem, Ohio facilities. These loans were used by Marck's Real
Estate to pay construction costs relating to the expansion of our Ohio facilities. We made additional loans to Marck's Real Estate in 2005, and at December 31, 2005 the aggregate outstanding amount of such loans was approximately $261,667. All loans to Russell Haehn have been repaid, but the loans to Marck's Real Estate remain outstanding. This outstanding loan to Marck's Real Estate may be in violation of certain rules and regulations under the Securities Exchange Act of 1934. If this loan does violate any of those rules and regulations the SEC could bring an enforcement action against us concerning such violation. We expect the entire amount owed by Marck's Real Estate to be repaid no later than August 13, 2006.

We lease an apartment in Chicago, Illinois, from one of our employees, for use by our officers when their services are required at our Chicago Cycles facility. We do not have a written lease and therefore this rental is on a month to month basis. We make rental payments of $1,000 per month for this apartment. We believe that the monthly rental amount reflects the market value of this rental and is not more than we would be required to pay to a third party to rent a similar apartment. Additionally, we believe that the expense incurred for this apartment is equal to or less than the expenses that we would incur to pay for hotel accommodations for our officers.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our principal outside accountant is Bagell, Josephs, Levine & Company, LLC ("Bagell"). Set forth below are the fees and expenses for Bagell for each of the last two years for the following services provided to us:

--------------------------------------------------------------------------------
                                      2005                   2004
                                      ----                   ----
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Annual Audit Fees                    $55,000                $50,000
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Audit-Related Fees                 $25,500 (1)            $22,000 (2)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Tax Fees                               ---                    ---
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Other Fees                         $21,862 (3)            $25,000 (4)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Total Fees                          $102,362                $97,000
--------------------------------------------------------------------------------

-------------------------

(1) Fees paid for quarterly review of financial statements.

(2) Fees paid for quarterly statement review, bookkeeping and other accounting services.

(3) Fees paid for services provided in connection with the Company's Form S-1 Registration Statement, including review of SEC Comment Letter.

(4) Fees paid for audit services relating to the audit of the financial statements of King's Motorsports, Inc. d/b/a Chicago Cycle Center, in connection with our acquisition of the assets of Chicago Cycles.

Our Board of Directors approves each non-audit engagement or service with or by our independent auditor. Prior to approving any such non-audit engagement or service, it is the Board's practice to first receive information regarding the engagement or service that (i) is detailed as to the specific engagement or service, and (ii) enables the Board to make a well-reasoned assessment of the impact of the engagement or service on the auditor's independence. The Board approved all non-audit engagements with, and services provided by, our auditors during 2005.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

Exhibit Number and Document Description

2.1    Stock Purchase and Reorganization Agreement dated as of December 30, 2003
       (1).

2.2    Repurchase Agreement dated December 30, 2003 (1).

2.3    Stock Purchase Agreement dated as of December 30, 2003 (1).

2.4    Share Purchase Agreement dated as of December 30, 2003 (1).

2.5    Asset Purchase Agreement dated April 2004 (Exhibit 2.1) (2).

3.1    Restated Articles of Incorporation of Giant Motorsports, Inc. (3).

3.2    Bylaws of Giant Motorsports, Inc. (4).

4.1 Form of Warrant for 1,000,000 shares of common stock dated January 20, 2004 (1).

4.2    Form of Warrant for 100,000  shares of common  stock dated April 19, 2004
       (5).

4.3 Stock Option Agreement with Russell A. Haehn (1,000,000 shares) (Exhibit 4.2) (6).

4.4 Stock Option Agreement with Gregory A. Haehn (500,000 shares) (Exhibit 4.3) (6).

4.5 Certificate of Designation of Series A Convertible Preferred Stock (Exhibit 99.1) (7).

4.6 Form of Investor Warrant (September 2005 Private Placement) (Exhibit 99.2) (7).

4.7    Form of Purchase Option (September 2005 Private Placement) (Exhibit 99.3)
       (7).

4.8 Registration Rights Agreement (September 2005 Private Placement (Exhibit 99.4) (7).

4.9    Specimen stock certificate for shares of common stock  (8).

4.10   Specimen stock certificate for Series A Shares (8).

4.11   Specimen Warrant Certificate (9).

4.12 Form of Warrant Agreement between Olde Monmouth Stock Transfer Co., Inc. and the Company (9).

10.1   Agency  Agreement  between  Giant  Motorsports,   Inc.  and  HCPF/Brenner
       Securities LLC dated September 9, 2005 (7).

20.1 Secured Promissory Note dated April 2004 in the principal amount of $1,675,000 (2).

20.2   Commercial Security Agreement dated April 2004 (2).

20.3 Management Agreement between King's Motorsports Inc. d/b/a Chicago Cycle and Giant Motorsports, Inc. dated April 2004 (2).

21     Subsidiaries.*

31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-4(a)).*

31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)).*

32.1 Certificate of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)).*

32.2 Certificate of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b).)*

--------------------------

* Filed herewith

(1) Filed as an exhibit to the Form 8-K filed January 23, 2004 and incorporated herein by reference.

(2) Filed as an exhibit to the Form 8-K filed May 11, 2004 and incorporated herein by reference.

(3) Filed as an exhibit to the Definitive Schedule 14C filed March 15, 2004 and incorporated herein by reference.

(4) Filed as an exhibit to the Form 10-KSB filed April 15, 2005 and incorporated herein by reference.

(5) Filed as an exhibit to the Form 8-K filed on April 21, 2004 and incorporated herein by reference.

(6) Filed as an exhibit to the Form 8-K filed on August 18, 2004 and incorporated herein by reference.

(7) Filed as an exhibit to the Form 8-K filed on September 22, 2005 and incorporated herein by reference.

(8) Filed as an exhibit to the Registration Statement on Form S-1 filed on January 12, 2006 and incorporated herein by reference.

(9) Filed as an exhibit to the Registration Statement on Form 8-A filed on January 19, 2006 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               GIANT MOTORSPORTS, INC.



                               By: /s/ Russell A. Haehn
                                   ---------------------------------------------
                                   Russell  A. Haehn
                                   Chairman and Chief Executive Officer

                                   April 17, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




         April 17, 2006            /s/ Russell A. Haehn
                                   ---------------------------------------------
                                   Russell A. Haehn
                                   Chairman and Chief Executive Officer
                                   (principal executive officer)





         April 17, 2006            /s/ Gregory A. Haehn
                                   ---------------------------------------------
                                   Gregory A. Haehn
                                   President and Chief Operating Officer
                                   (principal financial and accounting officer)

                             GIANT MOTORSPORTS, INC.

                              FINANCIAL STATEMENTS

                        December 31, 2005, 2004 and 2003







                              - - - o o 0 o o - - -

                                 C O N T E N T S

                                                                         P A G E
CONSOLIDATED FINANCIAL STATEMENTS:

   REPORT OF INDEPENDENT REGISTERED PUBLIC
    ACCOUNTING FIRM....................................................    1
   BALANCE SHEETS......................................................    2-3
   STATEMENTS OF INCOME (LOSS).........................................    4
   STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)........................    5
   STATEMENTS OF CASH FLOWS............................................    6-7
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..........................    8-26






                              - - - o o 0 o o - - -

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



The Board of Directors and Stockholders
Giant Motorsports, Inc.
Salem, Ohio

We have audited the accompanying consolidated balance sheets of Giant Motorsports, Inc., as of December 31, 2005 and 2004 and the related consolidated statements of income (loss), changes in stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Giant Motorsports, Inc., as of December 31, 2005 and 2004 and the results of its consolidated operations, changes in stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

As noted in Note P, the Company has restated its previously issued consolidated financial statements for the year ended December 31, 2003 to properly reflect the activity for the reverse merger between American Busing Corporation and W.W. Cycles, Inc. The effect of this restatement was to re-class various components within the stockholders' equity section of the balance sheet and to recalculate the weighted average common shares outstanding. This change had no effect on net income for the year ended December 31, 2003 or the financial position of the Company as of December 31, 2003. The Company corrected the amount of shares issued in the reverse merger in 2003, as the shares were issued in 2004, but inadvertently recorded in 2003.




Bagell Josephs, Levine & Company, LLC
Bagell Josephs, Levine & Company, LLC
Gibbsboro, New Jersey


April 8, 2006

                            GIANT MOTORSPORTS, INC.
                          CONSOLIDATED BALANCE SHEETS
                          December 31, 2005 and 2004


                                                       2005             2004
                                                  -------------    -------------
                                    ASSETS

CURRENT ASSETS
  Cash and cash equivalents                       $     227,301    $   1,862,187
  Accounts receivable, net                            4,850,408        2,465,369
  Accounts receivable, affiliates                       261,667           65,823
  Inventories                                        16,775,069       16,538,087
  Federal income tax receivable                         119,500               --
  Deferred federal income taxes                              --            8,500
  Note receivable, officer                                   --          254,029
  Prepaid expenses                                       74,255           61,875
                                                  -------------    -------------
                          TOTAL CURRENT ASSETS       22,308,200       21,255,870
                                                  -------------    -------------



PROPERTY AND EQUIPMENT, NET                           1,893,967        1,105,667
                                                  -------------    -------------



OTHER ASSETS
  Goodwill                                            1,588,950        1,588,950
  Deposits                                               41,000           67,240
                                                  -------------    -------------
                            TOTAL OTHER ASSETS        1,629,950        1,656,190
                                                  -------------    -------------
                                                  $  25,832,117    $  24,017,727
                                                  =============    =============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          GIANT MOTORSPORTS, INC.
                 CONSOLIDATED BALANCE SHEETS (CONTINUED)
                        December 31, 2005 and 2004

                                                                          2005             2004
                                                                      -------------    -------------

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Current portion of long-term debt                                         714,623        1,639,760
  Notes payable, floor plans                                             17,159,719       17,788,706
  Note payable, officer                                                     193,135               --
  Accounts payable, trade                                                 2,370,369        1,226,986
  Accrued expenses                                                          654,417          172,281
  Accrued income taxes                                                           --          393,300
  Deferred service contract income                                               --           90,000
  Customer deposits                                                          87,051          344,140
                                                                      -------------    -------------
                                          TOTAL CURRENT LIABILITIES      21,179,314       21,655,173

DEFERRED FEDERAL INCOME TAXES                                                52,100           37,400

LONG-TERM DEBT, Net of current portion                                      783,856          996,267
                                                                      -------------    -------------
                                                  TOTAL LIABILITIES      22,015,270       22,688,840
                                                                      -------------    -------------

COMMITMENTS

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, $.001 par value,  authorized 5,000,000 shares
       5,000 shares designated Series A Convertible,  $1,000 stated
       value 2,870 shares issued and outstanding at
       December 31, 2005, 0 shares issued at December 31, 2004            2,870,000               --
  Common stock, $.001 par value, authorized 75,000,000 shares
       10,445,000 shares issued and outstanding at
       December 31, 2005 and 10,425,000 shares issue and
       outstanding at December 31, 2004                                      10,445           10,425
  Additional paid-in capital                                                641,277        1,014,534
  Additional paid-in capital - Options                                      109,442               --
  Additional paid-in capital - Warrants                                   2,020,480               --
  Additional paid-in capital - Beneficial conversions                     1,526,840               --
  Issuance cost on preferred series A convertible                          (786,762)              --
  Retained earnings (deficit)                                            (2,574,875)         303,928
                                                                      -------------    -------------
                               TOTAL STOCKHOLDERS' EQUITY (DEFICIT)       3,816,847        1,328,887
                                                                      -------------    -------------
                                                                      $  25,832,117    $  24,017,727
                                                                      =============    =============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             GIANT MOTORSPORTS, INC.
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
              For the years ended December 31, 2005, 2004 and 2003

                                                                                                (Restated)
                                                              2005              2004              2003
                                                         -------------     -------------     -------------

OPERATING INCOME
  Sales                                                  $ 103,117,471     $  77,615,237       $45,217,270
  Finance, insurance and extended service revenues           2,487,596         2,335,618           838,573
                                                         -------------     -------------     -------------
                                TOTAL OPERATING INCOME     105,605,067        79,950,855        46,055,843

COST OF MERCHANDISE SOLD                                    93,327,630        70,025,884        41,229,644
                                                         -------------     -------------     -------------
GROSS PROFIT                                                12,277,437         9,924,971         4,826,199
                                                         -------------     -------------     -------------

OPERATING EXPENSES
  Selling expenses                                           7,359,362         5,003,299         2,513,276
  General and administrative expenses                        4,286,549         2,753,416         1,460,092
                                                         -------------     -------------     -------------
                                                            11,645,911         7,756,715         3,973,368
                                                         -------------     -------------     -------------
                                INCOME FROM OPERATIONS         631,526         2,168,256           852,831
                                                         -------------     -------------     -------------

OTHER INCOME AND (EXPENSES)
  Other income, net                                            100,714            38,592             6,608
  Interest expense, net                                       (779,943)         (626,587)         (300,937)
                                                         -------------     -------------     -------------
                                                              (679,229)         (587,995)         (294,329)
                                                         -------------     -------------     -------------

INCOME (LOSS) BEFORE PROVISION (BENEFIT)
  FOR INCOME TAXES                                             (47,703)        1,580,261           558,502

PROVISION (BENEFIT) FOR INCOME TAXES                           (38,900)          622,200                --
                                                         -------------     -------------     -------------

      NET INCOME (LOSS)                                         (8,803)          958,061           558,502

ACCRETION OF PREFERRED STOCK DIVIDEND                       (2,870,000)               --                --
                                                         -------------     -------------     -------------

                     NET INCOME (LOSS) ATTRIBUTABLE TO
                                   COMMON STOCKHOLDERS   $  (2,878,803)    $     958,061     $     558,502
                                                         =============     =============     =============

                       BASIC EARNINGS (LOSS) PER SHARE   $       (0.28)    $        0.09     $        0.07
                                                         =============     =============     =============

                     DILUTED EARNINGS (LOSS) PER SHARE   $       (0.28)    $        0.08     $        0.07
                                                         =============     =============     =============

                   WEIGHTED AVERAGE COMMON SHARES OUTSTANDING

                                                 BASIC      10,435,904        10,425,000         7,850,000
                                                         =============     =============     =============
                                               DILUTED      10,435,904        12,001,503         7,850,000
                                                         =============     =============     =============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             GIANT MOTORSPORTS, INC.
      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) - RESTATED
              For the years ended December 31, 2005, 2004 and 2003


                                                            Preferred Stock                    Common Stock
                                                   -------------------------------   ------------------------------
                                                       Shares           Amount           Shares           Amount
                                                   -------------   ---------------   --------------   -------------

Balance, December 31, 2002, as restated                      --      $        --         7,850,000      $   7,850

Net income for the year ended December 31, 2003              --               --                --             --

Distributions                                                --               --                --             --
                                                    -----------      -----------       -----------      ---------

Balance, December 31, 2003,                                  --               --         7,850,000          7,850

Effects of reverse merger                                    --               --         2,575,000          2,575

Reallocation of S-Corporation earnings                       --               --                --             --

Retirment of loan                                            --               --                --             --

Stock warrants issued as compensation                        --               --                --             --

Distributions                                                --               --                --             --

Net income for the year ended December 31, 2004              --               --                --             --
                                                    -----------      -----------       -----------      ---------

Balance, December 31, 2004                                   --               --        10,425,000         10,425

Issuance of common stock for services                        --               --            20,000             20

Issuance of preferred stock                           2,870,000        2,870,000                --             --

Allocation of equity proceeds                                --               --                --             --

Net loss for the year ended December 31, 2005                --               --                --             --
                                                    -----------      -----------       -----------      ---------


Balance, December 31, 2005                            2,870,000      $ 2,870,000        10,445,000      $  10,445
                                                    ===========      ===========       ===========      =========

                                                                          Paid-in capital -    Paid-in capital -
                                                     Paid-in capital          Options              Warrants
                                                   ------------------   -------------------   ------------------

Balance, December 31, 2002, as restated              $       37,150         $        --         $          --

Net income for the year ended December 31, 2003                  --                  --                    --

Distributions                                                    --                  --                    --
                                                     --------------         -----------         -------------

Balance, December 31, 2003,                                  37,150                  --                    --

Effects of reverse merger                                    (2,575)                 --                    --

Reallocation of S-Corporation earnings                      986,209                  --                    --

Retirment of loan                                           (21,250)                 --                    --

Stock warrants issued as compensation                        15,000                  --                    --

Distributions                                                    --                  --                    --

Net income for the year ended December 31, 2004                  --                  --                    --
                                                     --------------         -----------         -------------

Balance, December 31, 2004                                1,014,534                  --                    --

Issuance of common stock for services                        11,580                  --                    --

Issuance of preferred stock                                      --                  --                    --

Allocation of equity proceeds                              (384,837)            109,442             2,020,480

Net loss for the year ended December 31, 2005                    --                  --                    --
                                                     --------------         -----------         -------------


Balance, December 31, 2005                           $      641,277         $   109,442         $   2,020,480
                                                     ==============         ===========         =============

                                                      Paid-in capital -     Issuance costs         Retained
                                                   Beneficial conversion  preferred series A   earnings (Deficit)        Total
                                                    -------------------   ------------------   ------------------   ---------------

Balance, December 31, 2002, as restated                $          --         $         --         $   1,216,150       $  1,261,150

Net income for the year ended December 31, 2003                   --                   --               558,502            558,502

Distributions                                                     --                   --              (788,443)          (788,443)
                                                       -------------         ------------         -------------       ------------

Balance, December 31, 2003,                                       --                   --               986,209          1,031,209

Effects of reverse merger                                         --                   --                    --                 --

Reallocation of S-Corporation earnings                            --                   --              (986,209)                --

Retirment of loan                                                 --                   --                    --            (21,250)

Stock warrants issued as compensation                             --                   --                    --             15,000

Distributions                                                     --                   --              (654,133)          (654,133)

Net income for the year ended December 31, 2004                   --                   --               958,061            958,061
                                                       -------------         ------------         -------------       ------------

Balance, December 31, 2004                                        --                   --               303,928          1,328,887

Issuance of common stock for services                             --                   --                    --             11,600

Issuance of preferred stock                                       --                   --                    --          2,870,000

Allocation of equity proceeds                              1,526,840             (786,762)           (2,870,000)          (384,837)

Net loss for the year ended December 31, 2005                     --                   --                (8,803)            (8,803)
                                                       -------------         ------------         -------------       ------------


Balance, December 31, 2005                             $   1,526,840         $   (786,762)        $  (2,574,875)      $  3,816,847
                                                       =============         ============         =============       ============


              The accompanying notes are an integral part of these
                        consolidated financial statements

                          GIANT MOTORSPORTS, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOW
            For the years ended December 31, 2005, 2004 and 2003

                                                                    2005             2004             2003
                                                                ------------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                             $     (8,803)    $    958,061     $    558,502
  Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
    Depreciation                                                     335,581          165,043           74,564
    Amortization                                                     130,000               --               --
    Deferred federal income taxes                                     23,200           28,900               --
    Provision for doubtful accounts                                       --               --            6,295
    Loss on sale of property and equipment                                --               --            1,609
    Issuance of common stock for services                             11,600               --               --
    (Increase) in accounts receivable, net                        (2,385,039)      (1,180,263)        (374,187)
    (Increase) in inventories                                       (236,982)      (5,552,007)      (3,666,594)
    (Increase) in accounts receivable affiliates                    (195,844)              --               --
    (Increase) in income taxes receivable                           (119,500)              --               --
    (Increase) decrease in prepaid expenses                          (12,380)         (53,875)          23,712
    Decrease in deposits                                              26,240               --               --
    Increase (decrease) in customer deposits                        (257,089)         128,508          153,881
    Increase (decrease) in floor plan liability                     (597,927)       6,213,046        3,913,483
    Increase (decrease) in deferred service contract revenue         (90,000)          10,000               --
    Increase (decrease) in accounts payable trade                  1,112,323          551,944           (7,084)
    Increase in accrued expenses                                      88,866          387,169           29,035
                                                                ------------     ------------     ------------
           NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES    (2,175,754)       1,656,526          713,216
                                                                ------------     ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                              (1,123,881)        (741,519)         (89,420)
  Proceeds from sale of property and equipment                            --               --           50,240
  Decrease (increase) in accounts receivable affiliates                   --          249,520          (95,343)
  (Increase) decrease in notes receivable from officers                   --          425,376         (163,734)
  (Increase) in deposits                                                  --          (51,240)              --
  Covenant not to compete incurred                                  (130,000)              --               --
                                                                ------------     ------------     ------------
                       NET CASH (USED IN) INVESTING ACTIVITIES    (1,253,881)        (117,863)        (298,257)
                                                                ------------     ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Short-term borrowings on note                                           --          750,000          300,000
  Long-term borrowings on note                                            --        1,250,000               --
  Payments on short-term debt                                       (925,137)      (1,450,000)              --
  Payments on long-term debt                                        (212,411)        (154,010)        (118,971)
  Payments received from officer loan                                447,164               --               --
  Distributions                                                           --         (654,133)        (788,443)
  Proceeds from stock issuance - net                               2,485,133               --               --
  Issuance of 1,000,000 stock warrants                                    --           15,000               --
  Repurchase of 8,000,000 shares of common stock                          --          (21,250)              --
                                                                ------------     ------------     ------------
           NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES     1,794,749         (264,393)        (607,414)
                                                                ------------     ------------     ------------
          NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS    (1,634,886)       1,274,270         (192,455)

CASH AND CASH EQUIVALENTS, beginning of Year                       1,862,187          587,917          780,372
                                                                ------------     ------------     ------------

CASH AND CASH EQUIVALENTS, end of Year                              $227,301       $1,862,187         $587,917
                                                                ============     ============     ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        GIANT MOTORSPORTS, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOW
         For the years ended December 31, 2005, 2004 and 2003



OTHER SUPPLEMENTARY CASH FLOW INFORMATION

  Accretion of preferred stock discount                              $  2,870,000   $         --   $        --
                                                                     ============   ============   ===========

  Stock issued for outside services                                  $     11,600   $         --   $        --
                                                                     ============   ============   ===========

  Short-term borrowings incurred for the acquisition of assets       $         --   $  1,675,000   $        --
                                                                     ============   ============   ===========

  Note payable to officer incurred for the acquisition of assets     $    243,572   $         --   $        --
                                                                     ============   ============   ===========

  Interest paid                                                      $    762,736   $    642,859   $   261,657
                                                                     ============   ============   ===========

  Income taxes paid                                                  $    151,000   $    200,000   $        --
                                                                     ============   ============   ===========







              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             GIANT MOTORSPORTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2005, 2004 and 2003


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

                             GIANT MOTORSPORTS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        December 31, 2005, 2004 and 2003



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Allowance for Doubtful Accounts:
Accounts are written off when management determines that an account is uncollectible. Recoveries of accounts previously written off are recorded when received. An estimated allowance for doubtful accounts is determined to reduce the Company's receivables to their carrying value, which approximates fair value. The allowance is estimated based on historical collection experience, specific review of individual customer accounts, and current economic and business conditions. Historically, the Company has not incurred any significant credit related losses. Management has determined that an allowance of $25,000 is sufficient at December 31, 2005 and December 31, 2004.

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

                             GIANT MOTORSPORTS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        December 31, 2005, 2004 and 2003


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

The Company's policy is to review the amount of credit exposure to any one financial institution and place investments with financial institutions evaluated as being creditworthy. In the ordinary course of business, the Company has bank deposits and overnight repurchase agreements that may exceed federally insured limits. As of December 31, 2005 and 2004 the Company had $462,702 and $1,919,786 in excess of the $100,000 insured limit.

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

Depreciation   of  property  and   equipment  and   amortization   of  leasehold
improvements are provided using the straight-line method over the following estimated useful lives:

      Fixtures, and equipment..................................     3-7    years
      Vehicles ................................................       5    years
      Leasehold Improvements...................................      15    years

                             GIANT MOTORSPORTS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        December 31, 2005, 2004 and 2003


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Goodwill And Other Intangible Assets:
In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 142 "Goodwill and Other Intangible Assets". This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supercedes APB opinion No. 17, "Intangible Assets". It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in the financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The Company, in its acquisitions, recognized $1,588,950 of goodwill. The Company performs its annual impairment test for goodwill at year-end. As of December 31, 2005, the Company has determined that no impairment is necessary.

                                                          Gross Carrying
                                                              Amount

        Goodwill                                          $   1,588,950
                                                          =============

Income Taxes:
Income taxes are calculated using the liability method specified by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

At December 31, 2005 and 2004, income taxes are provided for amounts currently due and deferred amounts arising from temporary differences between income for financial reporting and income tax purposes.

For the year ended December 31, 2003, the Company, with the consent of its shareholders, elected to have its income taxed as an "S" corporation under
Section 1362 of the Internal Revenue Code. As such, the Company did not pay corporate income taxes and was not allowed net operating tax loss carry-backs or carryovers as deductions. Instead, the shareholders included their proportionate share of the Company's taxable income or loss on their individual income tax returns.

Advertising Costs:
Advertising costs are expensed when incurred. Charges to operations amounted to $2,296,491, $1,265,407 and $752,371 for the years ended December 31, 2005, 2004 and 2003 respectively.

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

                             GIANT MOTORSPORTS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        December 31, 2005, 2004 and 2003


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings (Loss) Per Share of Common Stock (Continued):
The following is a reconciliation of the computation for basic and diluted EPS:

                                                                 Years Ended December

                                                          2005            2004          2003

Net  income (loss) attributed to common
shareholders after accretion of preferred stock       $(2,878,803)   $    958,061   $   558,502
                                                      ===========    ============   ===========

Weighted-average common shares outstanding (Basic)     10,435,904      10,425,000     7,850,000

Weighted-average common stock equivalents:
     Warrants                                                   0       1,010,929             0
     Options                                                    0         565,574             0
                                                      -----------    ------------   -----------

Weighted-average common shares
    outstanding (diluted)                              10,435,904      12,001,503     7,850,000
                                                      ===========    ============   ===========


The Company uses the intrinsic value method to account for warrants granted to executive officer, directors, key employees and advisors for the purchase of common stock. No compensation expense is recognized on the grant date, since at that date, the warrant price equals or is higher than the market price of the underlying common stock. The Company discloses the pro forma effect of accounting for stock warrants under the fair value method. The Company uses the fair value method to account for warrants granted to advisors for the purchase of common stock. There were 7,316,503 common stock equivalents available at December 31, 2005.

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

                             GIANT MOTORSPORTS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        December 31, 2005, 2004 and 2003



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


FAS No. 131, "Disclosure About Segments of an Enterprise and Related Information" requires that a public company report financial and descriptive information about its reportable operating segments. It also requires that an enterprise report certain information about its products and services, the geographic areas in which they operate and their major customers. In determining the requirements of this pronouncement, Management believes that there is no materially reportable segment information with respect to the Company's operations and does not provide any segment information regarding products and services, major customers, and the material countries in which the Company holds assets and reports revenue.

         SFAS No. 145 - "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Under SFAS No. 4, all gains and losses from extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. This Statement eliminates SFAS No. 4 and, thus, the exception to applying APB No. 30 to all gains and losses related to extinguishments of debt. As a result, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB No. 30. Applying the provisions of APB No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. The Company does not expect the adoption of SFAS No. 145 to have a material impact on its financial position or results of operations.

                             GIANT MOTORSPORTS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        December 31, 2005, 2004 and 2003



FAS No. 146 - "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between this Statement and EITF 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability was recognized at the date of an entity's commitment to an exit plan. This Statement is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 to have a material impact on its financial position or results of operations.

FAS  No.  148,   "Accounting   for  Stock  Based   Compensation-Transition   and
Disclosure." This statement was issued to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for financial statements for fiscal years ending after December 15, 2002.

In January 2003, FASB Interpretation No. 46 ("FIN No. 46"),"Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51," was issued. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. Currently, this standard has no effect on the Company's financial statements.

         During April 2003, the Financial Accounting Standards Board issued FAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." FAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under FAS 133, "Accounting for Derivative Instruments and Hedging Activities." The statement requires that contracts with comparable characteristics be accounted for similarly and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. FAS 149 is effective for contracts entered into or modified after June 30, 2003, except in certain circumstances, and for hedging relationships designated after June 30, 2003. Currently, this standard has not had a material effect on the Company's financial statements.

                             GIANT MOTORSPORTS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        December 31, 2005, 2004 and 2003


In May 2003, the FASB issued "FAS 150", "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". "SFAS 150" requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. FAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.


Reclassifications:
Certain amounts from 2003 and 2004 have been reclassified to conform to the 2005 presentation.


NOTE B - ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consisted of the following:
                                                         2005           2004
                                                     ------------   ------------
A/R-Customers and dealers                            $  2,770,165   $  1,444,620
A/R-Manufacturers                                       1,317,542        720,635
A/R-Employees                                               9,424         10,000
Contracts in transit                                      778,277        315,114
                                                     ------------   ------------
                                                        4,875,408      2,490,369
Allowance for doubtful accounts                            25,000         25,000
                                                     ------------   ------------
                                                     $  4,850,408   $  2,465,369
                                                     ============   ============

NOTE C - INVENTORIES

Inventories consisted of the following:
                                                         2005           2004
                                                     ------------   ------------
           Parts and accessories                     $  1,958,330   $    997,414
           Vehicles                                    14,816,739     15,540,673
                                                     ------------   ------------
                                            TOTALS   $ 16,775,069   $ 16,538,087
                                                     ============   ============

The Company does not provide for allowances on its vehicle and parts and supplies inventory. With regards to vehicle inventory, all models are specifically identified. Slow moving vehicles are reduced in price via a rebate offered by the manufacturer. Historically, the Company has been successful in selling its vehicle inventory. No allowance is made on the parts and supplies inventory, as this amount is immaterial to the inventory taken as a whole.

                             GIANT MOTORSPORTS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        December 31, 2005, 2004 and 2003

NOTE D - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:
                                                        2005           2004
                                                    ------------   ------------
           Fixtures and equipment                   $  2,016,383   $    927,017
           Vehicles                                      366,326        286,522
           Leasehold improvements                        264,328        309,617
                                                    ------------   ------------
                                                       2,647,037      1,523,156
           Less accumulated depreciation                (753,070)      (417,489)
                                                    ------------   ------------
                       NET PROPERTY AND EQUIPMENT   $  1,893,967   $  1,105,667
                                                    ============   ============

Depreciation expense charged to operations amounted to $335,581 in 2005, $165,043 in 2004 and $74,564 in 2003.

NOTE E - NOTE RECEIVABLE OFFICER

Note receivable officer consisted of advances to an officer and advances to companies that the officer owns bearing interest at 6% with no stipulated repayment terms. Interest income on the note amounted to $-0- in 2005, $42,567 in 2004 and $13,364 in 2003. The note was repaid during the year ended December 31, 2005.


NOTE F - NOTES PAYABLE - FLOOR PLANS

The Company has floor plan financing agreements for the purchase of its new and used vehicle inventory. The floor plans are collateralized by substantially all corporate assets. The following is a summary of floor plan financing agreements:

                                                                                             2005              2004
                                                                                        -------------     --------------
           Kawasaki Motors  Finance  Company floor plan  agreement  provides for borrowings  up to  $2,300,000.  Interest  is payable  monthly  and fluctuates  with  prime  and  varies  based  on the  type  of unit financed and the length of time the unit remains on the floor plan
              (ranging  from  8.25% to 11.5% at  December  31,  2005 and  2004).
              Principal  payments  are  due  upon the sale of the specific units
              financed.                                                                 $   1,750,508     $    1,208,808

           American Honda Finance floor plan  agreement  provides for borrowings up to $2,000,000.  Manufacturers  at their discretion may increase the  borrowings.  Interest is payable  monthly and fluctuates with prime and varies based on the type of unit financed and the length of time the unit remains on the floor plan. Principal payments are
              due upon the sale of the specific units financed.                               477,472          1,615,811

                             GIANT MOTORSPORTS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        December 31, 2005, 2004 and 2003

           GE Commercial  Distribution  Finance floor plan  agreement for Yamaha units  provides  for  borrowings  up to  $2,500,000.  Interest  is payable  monthly and fluctuates with prime and varies based on the type of unit  financed  and the length of time the unit remains on the floor plan  (ranging  from 6% to 10% at December  31, 2005 and
              4.2% to  6.6% at  December  31, 2004). Principal  payments are due
              upon the sale of the specific units financed.                                 1,929,919          1,590,270

           GE Commercial  Distribution  finance floor plan  agreement for Suzuki units provides for borrowings up to $5,000,000.  Manufacturers  at their discretion may increase the borrowings.  Interest is payable monthly and fluctuates  with prime and varies based on the type of unit financed and the length of time the unit remains on the floor plan  (ranging  from 4.8% to 7% at  December  31, 2005 and 4.6% to
              5.4% at  December 31,  2004). Principal  payments are due upon the
              sale of the specific units financed.                                          5,032,413          5,872,823

           Polaris Acceptance floor plan agreement provides for borrowings up to
              $500,000.  Manufacturers  at their  discretion  may  increase  the borrowings.  The  agreement is  collateralized  by specific  units financed  (ranging  from 12% to 16.25% at  December  31,  2005 and
              4.75% to 9% at December 31, 2004). Principal  payments are due the
              earlier of date of sale or one year after financing.                            433,248            381,142

           Fifth Third Bank floor plan  agreement  provides for borrowings up to
              $2,500,000.  Interest is payable monthly and fluctuates with prime and varies  based on the type of unit  financed  and the length of time the  unit  remains  on the  floor  plan  (7.4%  and  5.25% at
              December 31, 2005 and 2004, respectively). Principal  payments are
              due upon the sale of the specific units financed.                             1,897,923          1,581,926

           GE Commercial  Distribution  Finance floor plan  agreement for Ducati units provides for borrowings up to $600,000.  Interest is payable monthly and fluctuates  with prime and varies based on the type of unit financed and the length of time the unit remains on the floor plan (ranging  from 4.8% to 9% at December 31, 2005,  and 6.25% at
              December  31, 2004). Principal  payments are due upon the  sale of
              the specific units financed.                                                    282,920            185,956

                             GIANT MOTORSPORTS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        December 31, 2005, 2004 and 2003

           GE Commercial  Distribution  Finance floor plan  agreement for Yamaha units  provides  for  borrowings  up to  $2,000,000.  Interest  is payable  monthly and fluctuates with prime and varies based on the type of unit  financed  and the length of time the unit remains on the floor plan  (ranging  from 6% to 10% at December  31, 2005 and
              4.17% to  6.6% at  December 31, 2004). Principal payments  are due
              upon the sale of the specific units financed.                                 1,814,701          1,417,292

           GE Commercial  Distribution  Finance floor plan  agreement for Suzuki units provides for borrowings up to $4,000,000.  Manufacturers  at their discretion may increase the borrowings.  Interest is payable monthly and fluctuates  with prime and varies based on the type of unit financed and the length of time the unit remains on the floor plan  (ranging  from 4.8% to 7% at December  31, 2005 and 4.58% to
              5.42% at December 31, 2004). Principal payments are
              due upon the sale of the specific units financed.                             2,310,607          2,015,499

              Fifth Third Bank floor plan agreement provides for borrowing up to
              $2,500,000.  Interest is payable monthly and fluctuates with prime and varies  based on the type of unit  financed  and the length of time the unit remains on the floor plan (7.4% at December 31, 2005 and 5.25% at December 31, 2004).  Principal  payments are due upon
              the sale of the specific units financed.                                      1,230,008          1,250,057

           Fifth Third Bank floor plan  agreement  provides for  borrowing up to
              $2,500,000.  Interest is payable monthly and fluctuates with prime and varies  based on the type of unit  financed  and the length of time the unit remains on the floor plan (7.4% at December 31, 2005 and 5.25% at December 31, 2004).  Principal  payments are due upon
              the sale of the specific units financed.                                            -0-            669,122
                                                                                        -------------     --------------


                                                                     TOTALS             $  17,159,719     $   17,788,706
                                                                                        =============     ==============

                             GIANT MOTORSPORTS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        December 31, 2005, 2004 and 2003


NOTE G - LONG-TERM DEBT

The following is a summary of long-term debt:

                                                                                            2005               2004
                                                                                        -------------     --------------

           A $250,000 note payable with  HSK Funding  bearing interest at 15% at
              December 31, 2005.                                                        $     250,000     $          -0-

           A $250,000 note payable with  HSK Funding  bearing interest at 14% at
              December 31, 2004.                                                                  ---            250,000

           A $250,000  revolving line  of credit at a bank bearing interest at a variable  rate of prime plus one percent (8% and 6.25% at December
              31, 2005 and 2004,  respectively).  The loan is  collateralized by substantially  all the  Company's  assets and the  building  owned
              personally by an officer.                                                       249,863            250,000

           Note  payable to  Kings  Motorsports,  Inc.  bearing  interest at 6%,
              payable  in  full  on  April  30,    2005  plus  accrued  interest
              collateralized by assets (repaid in 2005).                                            0            925,000

           Note payable to bank  bearing  interest  at 6.25%  payable in monthly installments  of  $17,360,  through May 31,  2007,  at which point there  is  a  balloon  Payment.  The  note  is  collateralized  by
              substantially  all  Company's  assets, and shareholder guarantees.              989,600          1,197,920

           Note payable  to  bank  bearing  interest at 8.6%, payable in monthly
              installments of $537, through May 2007, collateralized by vehicle.                9,016             13,107
                                                                                        -------------     --------------
                                                                                            1,498,479          2,636,027
           Less current maturities                                                            714,623          1,639,760
                                                                                        -------------     --------------
                                                                               TOTALS   $     783,856     $      996,267
                                                                                        =============     ==============


NOTE H - NOTE PAYABLE - OFFICER

Note payable to officer consisted of non-interest bearing advances from an officer of the Company with no stipulated repayment terms. The loan is a demand loan and has been classified as a current liability. The balance at December 31, 2005 and 2004 was $193,135 and $-0-, respectively.

                             GIANT MOTORSPORTS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        December 31, 2005, 2004 and 2003

NOTE I - INCOME TAXES

Income taxes (credit) consisted of the following:

                                           2005         2004        2003
                                       -----------   ----------   --------
        Federal:

          Current                      $  (119,500)  $  593,300   $      0
          Deferred                          80,600       28,900          0
                                       -----------   ----------   --------

TOTALS                                 $   (38,900)  $  622,200   $      0
                                       ===========   ==========   ========


Income taxes paid were $151,000 and $200,000 for the years ended December 31, 2005 and 2004, respectively, and $-0- for the year ended December 31, 2003.


Deferred tax assets (liabilities) consisted of the following:

                                                           2005        2004       2003
                                                         --------    --------   --------

     Deferred tax liabilities - long-term:
              Depreciation                               $(52,100)   $(37,400)  $      0

     Deferred tax assets - current and long-term:
    Allowance for doubtful accounts                             0       8,500          0
                                                         --------    --------   --------
                                       TOTALS            $(52,100)   $(28,900)  $      0
                                                         ========    ========   ========


Income tax expense was not recognized in the year 2003 due to the fact the Company was classified as an "S" Corporation, and all tax liability would be a "pass-through" item at the personal level.

                             GIANT MOTORSPORTS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        December 31, 2005, 2004 and 2003

NOTE J - RELATED PARTY TRANSACTIONS

Related Party Transactions:

    Accounts receivable, affiliates consisted of the following:
                                                            2005          2004
                                                         ----------    ---------
       Noninterest bearing advances to Marck's Real
           Estate, LLC., a limited liability company
           affiliated through common ownership
           interest to be repaid within one year         $  261,667   $   65,823
                                                         ----------   ----------

                                                 TOTALS  $  261,667   $   65,823
                                                         ==========   ==========

Note receivable officers amounted to $-0- at December 31, 2005, $254,029 at December 31, 2004 and $679,405 at December 31, 2003 (See Note E).

The Company leases its Ohio subsidiary retail facility from a shareholder under a five-year agreement with two five-year renewal terms. The Company guarantees the debt on the building, which amounted to approximately $1,871,317 at December 31, 2005.

Charges to operations amounted to $228,000 in 2005 and $180,000 in 2004 and 2003.


NOTE K - EMPLOYEE BENEFIT PLANS

The Company sponsors a Simple Retirement Plan for all eligible employees. The Company matches 100% of employee contributions up to 3% of compensation. Charges to operations amounted to $32,139 in 2005, $28,198 in 2004 and $20,870 in 2003.


NOTE L - LEASES

The Company had been leasing its Chicago subsidiary retail facility under a month-to-month agreement for 2003 and 2004. In 2005, the Company moved its operations to a new facility under a ten-year agreement with a ten-year renewal option. The payments on the lease will have commenced in August 2005 at a monthly amount of $33,333 through May of 2006, then increasing to $40,000 per month from June 2006 through May 2007, $5,000 per month from June 2007 through May 2008, $46,667 from June 2008 through May 2009 and then increasing 3% annually for the remaining term of the lease. The Company is also liable for a proportionate share of the expenses and taxes over a specified amount. The Company had been granted a four month rent holiday. Rent expense has been calculated using the straight-line basis over the lease term of ten (10) years to reflect the inclusion of the rent-free period. An additional $256,650 has been accrued to reflect the rent-free period.

                             GIANT MOTORSPORTS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        December 31, 2005, 2004 and 2003

NOTE L - LEASES (Continued)

The following is a summary of future minimum lease payments under the operating leases that have initial or remaining non-cancellable terms in excess of one year as of December 31, 2005:


        YEAR ENDING                                    AMOUNT
        -----------                                    ------

           2006                                     $   875,093
           2007                                         947,209
           2008                                         986,159
           2009                                       1,009,810
           2010                                       1,032,905
                                                      ---------

                                                    $ 4,851,175
                                                    ===========

The Company also leases an apartment in Chicago under a month-to-month agreement. The amount charged to rent amounted to $12,000, $8,000, and $0 for the years ended December 31 2005, 2004, and 2003, respectively.


NOTE M - COMMON STOCK

The Company has 75,000,000 shares of $.001 par common stock authorized, with 10,445,000 and 10,425,000 issued and outstanding at December 31, 2005 and 2004, respectively. In 2005, the Company issued 20,000 shares for services rendered. The shares were issued at fair market value of $.58 per share.


NOTE N - PREFERRED STOCK

The Company has 5,000,000 shares of preferred stock authorized, with a par value of $.001 per share. Included in these 5,000,000 shares are 5,000 authorized shares of Series A Convertible Preferred stock, of which 2,870 shares are issued and outstanding at December 31, 2005. On September 16, 2005, the Company issued 2,870 shares of Series A Convertible Preferred stock with a stated value of $1,000 to accredited investors in a private placement offering. Each share of Series A Convertible Preferred Stock is convertible into 2,000 shares of the Company's common stock.

The Company also issued in the private placement (i) warrants allowing the investors to purchase up to 5,740,000 shares of the Company's common stock, and
(ii) an option allowing the placement agent to purchase 287 shares of Series A Convertible Preferred Stock, and warrants to purchase up to 574,000 shares of common stock.

                             GIANT MOTORSPORTS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        December 31, 2005, 2004 and 2003


NOTE N - PREFERRED STOCK (Continued)

In connection with the private placement warrants, the Company reported an accretion of preferred stock discount in the amount of $2,870,000 as a constructive dividend associated with the preferred stock. This amount reduced the amount available for the common stockholders.

The net proceeds from the issuance of the preferred stock were allocated based on the relative fair value of each equity instrument using the Black-Scholes Pricing Model and current market values where applicable. The preferred stock conversion price was less than the market value based on these valuations on the date of issuance; accordingly a preferred stock discount resulted from the allocation of the net proceeds to the other equity instruments issued, which was immediately distributed, as both the stock and the warrants were convertible and vested, respectively.


NOTE O - ACQUISITION OF KINGS MOTORSPORTS, INC.

On April 30, 2004, pursuant to an Asset Purchase Agreement (the "Asset Agreement"), dated April 30, 2004 by and among the Company, King's Motorsports, Inc., d/b/a Chicago Cycle ("Chicago Cycle"), Jason Haubner and Jerry Fokas, the two (2) shareholders of Chicago Cycle, the Company acquired (the "Acquisition"), substantially all of the assets of Chicago Cycle (the "Chicago Assets"). This acquisition is being sought primarily to provide the Company with a larger market share in the industry. All the operations of the acquired entity are included in the Company's income statement from the date of acquisition (April 30, 2004) through December 31, 2004. Through the acquisition, goodwill in the amount of $1,588,950 was recognized, and is being amortized over 15 years for tax purposes. In consideration for the Chicago Assets and pursuant to the Asset Agreement, the Company (i) assumed certain specified liabilities of Chicago Cycle, and (ii) agreed to pay to Chicago Cycle $2,925,000, as follows:

(a)   $1,250,000 at the closing of the Acquisition (the "Initial Payment"), and
(b) $1,675,000 through the issuance to Chicago Cycle of a 6%, $1,625,000 aggregate principal amount promissory note (the "Note"). The principal amount of the Note matures as follows:

      (i)    $500,000 on July 29, 2004
      (ii)   $250,000 on October 29, 2004, and
      (iii) the remaining $925,000, plus accrued but unpaid interest on April 30, 2005. (The balance was repaid in 2005)

The Note was secured by a second lien on the Chicago Assets pursuant to a Commercial Security Agreement dated as of April 30, 2004, by and among the Company and Chicago Cycle, and guaranteed pursuant to a Guaranty dated April 30, 2004 by and among Chicago Cycle, the Company, Russell Haehn and Gregory Haehn, the current executive officers and controlling shareholders of the Company (each an "Executive", and, collectively, the "Executives").

                             GIANT MOTORSPORTS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        December 31, 2005, 2004 and 2003


NOTE O - ACQUISITION OF KINGS MOTORSPORTS, INC. (continued)

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

In connection with the Acquisition and pursuant to the Asset Purchase Agreement, the Company entered into a Non-Competition Agreement ("Non-Competition Agreement"), dated April 30, 2004 with Mr. Haubner (effective January 1, 2005), pursuant to which Mr. Haubner agreed to limit his business activities to those not competing with Chicago Cycle until December 31, 2005. In consideration for the Non-Competition Agreement, the Company agreed to pay Mr. Haubner a monthly fee of $20,833. Effective June 15, 2005, Mr. Haubner violated the Agreement. The Company has negotiated a total amount to be assigned to the Non-Competition Agreement of $130,000, which was paid in full in 2005.

The following unaudited pro forma information for the years ended December 31, 2004 and 2003 has been presented as if the acquisition occurred on December 31, 2002. The unaudited pro forma information does not necessarily represent the actual results that would have been achieved had the companies been combined at December 31, 2002, nor may they be indicative of future operations. In addition, the following balance sheet indicates the amounts assigned for the various major classes of assets acquired and liabilities assumed in the acquisition of Kings Motorsports, Inc.

                             GIANT MOTORSPORTS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        December 31, 2005, 2004 and 2003


NOTE O - ACQUISITION OF KINGS MOTORSPORTS, INC. (continued)

                               KINGS MOTORSPORTS, INC.
                               T/A CHICAGO CYCLE CENTER
                                    BALANCE SHEET

                                        ASSETS


ASSETS
  Inventories                                                       $  7,386,584
  Property and equipment                                                 682,700
  Goodwill                                                             1,588,950
                                                                    ------------
                                                     TOTAL ASSETS   $  9,658,234
                                                                    ============


LIABILITIES
  Notes payable, floor plans                                        $  6,658,234
  Deferred service contract income                                        75,000
  Due to Kings Motorsports                                             1,675,000
  Note payable - Firstar                                               1,250,000
                                                                    ------------
                                                TOTAL LIABILITIES   $  9,658,234
                                                                    ============


                                  FOR THE YEARS
                                      ENDED
                                  DECEMBER 31,

                                                 2004                2003
                                                 ----                ----

Revenues                                   $   85,760,237      $   86,649,493
                                           ==============      ================

Net Income                                 $    1,021,985      $      702,427
                                           ==============      ================

Net income per share

            Basic                          $        0.098      $         0.067
                                           ==============      ================
            Diluted                        $        0.085      $         0.067
                                           ==============      ================


Weighted average common
        shares outstanding                     10,425,000            10,425,000
                                           ==============      ================

                             GIANT MOTORSPORTS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        December 31, 2005, 2004 and 2003


NOTE P - RESTATEMENT

The Company has restated it previously issued consolidated financial statements for the year ended December 31, 2003 to properly reflect the activity for the reverse merger between American Busing Corporation and W.W. Cycles, Inc. The effect of this restatement was to re-class various components within the stockholders' equity section of the balance sheet and to recalculate the weighted average common shares outstanding. This change had no effect on net income for the year ended December 31, 2003 or the financial position of the Company as of December 31, 2003. The Company corrected the amount of shares issued in the reverse merger in 2003, as the shares were issued in 2004, but inadvertently recorded in 2003.