Form 10-Q
period 2006-03-31
GIANT MOTORSPORTS INC
filed 2006-05-22
CIK 1204947

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2006

                                       OR

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ to _______

                        Commission File Number: 000-50243


                             GIANT MOTORSPORTS, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                Nevada                                 33-1025552
     ------------------------------                  ---------------
    (State or Other Jurisdiction of                 (I.R.S. Employer
     Incorporation or Organization)                Identification No.)

                     13134 State Route 62, Salem, Ohio 44460
                    (Address of Principal Executive Offices)
                                   (Zip Code)

                                 (440) 332-8534
              (Registrant's Telephone Number, Including Area Code)

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

As of May 19, 2006 the registrant had 10,759,138 shares of common stock, $.001 par value, issued and outstanding.

                             GIANT MOTORSPORTS, INC.

                               INDEX TO FORM 10-Q

                                                                        Page No.

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements                                               3

           Condensed Consolidated Balance Sheets as of March 31, 2006
            (Unaudited) and December 31, 2005 (Audited)                     3-4

           Condensed Consolidated Statements of Operations for the Three
            Months Ended March 31, 2006 and 2005 (Unaudited)                  5

           Condensed Consolidated Statements of Cash Flows for the
            Three Months Ended March 31, 2006 and 2005 (Unaudited)            6

           Notes to Condensed Consolidated Financial Statements               7

Item 2.    Management's Discussion and Analysis of Financial
            Conditions and Results of Operations                             18

Item 3.    Quantitative and Qualitative Disclosures about Market Risk        27

Item 4.    Controls and Procedures                                           28

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings                                                 29

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds       29

Item 3.    Defaults upon Senior Securities                                   29

Item 4.    Submission of Matters to a Vote of Security Holders               29

Item 5.    Other Information                                                 29

Item 6.    Exhibits                                                          29

SIGNATURES                                                                   30

PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements

                             GIANT MOTORSPORTS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                             March 31, 2006    December 31, 2005
                                               Unaudited          Audited
                                              -----------       -----------
CURRENT ASSETS
     Cash and cash equivalents               $   651,137        $   227,301
     Accounts receivable, net                  3,465,043          4,850,408
     Accounts receivable, affiliates                  --            261,667
     Accounts receivable, employees               11,013                 --
     Inventories                              22,982,502         16,775,069
     Federal income tax receivable               119,500            119,500
     Prepaid expenses                            175,625             74,255
                                             -----------        -----------
               TOTAL CURRENT ASSETS           27,404,820         22,308,200
                                             -----------        -----------

FIXED ASSETS, NET                              2,240,395          1,893,967
                                             -----------        -----------

OTHER ASSETS
     Goodwill                                  1,588,950          1,588,950
     Deposits                                     41,000             41,000
                                             -----------        -----------
               TOTAL OTHER ASSETS              1,629,950          1,629,950
                                             -----------        -----------
                                             $31,275,165        $25,832,117
                                             ===========        ===========

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                             GIANT MOTORSPORTS, INC.
                CONDENSED CONSOLIDATED BALANCE SHEET (CONTINUED)
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                              March 31, 2006 December 31, 2005
                                                                Unaudited        Audited
                                                              ------------    ------------
CURRENT LIABILITIES
     Current portion of long-term debt                             689,623         714,623
     Notes payable, floor plans                                 22,454,261      17,159,719
     Note payable, officer                                          77,645         193,135
     Accounts payable, trade                                     2,982,724       2,370,369
     Accrued expenses                                              692,525         654,417
     Customer deposits                                             720,426          87,051
                                                              ------------    ------------
               TOTAL CURRENT LIABILITIES                        27,617,204      21,179,314

DEFERRED FEDERAL INCOME TAXES                                       52,100          52,100

LONG-TERM DEBT, NET                                                730,166         783,856
                                                              ------------    ------------
               TOTAL LIABILITIES                                28,399,470      22,015,270
                                                              ------------    ------------

COMMITMENTS

STOCKHOLDERS' EQUITY
     Preferred stock, $.001 par value, authorized
      5,000,000 shares 5,000 shares designated Series A
      Convertible, $1,000 stated value 2,820 and
      2,870 shares issued and outstanding at March 31, 2006
      and December 31, 2005, respectively                        2,820,000       2,870,000
     Common stock, $.001 par value, authorized
      75,000,000 shares 10,759,138 and 10,445,000 shares
      issued and outstanding at March 31, 2006 and
      December 31, 2005, respectively                               10,759          10,445
     Additional paid-in capital                                    881,392         641,277
     Additional paid-in capital - Options                          107,535         109,442
     Additional paid-in capital - Warrants                       1,985,280       2,020,480
     Additional paid-in capital - Beneficial conversions         1,500,240       1,526,840
     Issuance cost on preferred series A convertible              (786,762)       (786,762)
     Accumulated deficit                                        (3,642,749)     (2,574,875)
                                                              ------------    ------------
               TOTAL STOCKHOLDERS' EQUITY                        2,875,695       3,816,847
                                                              ------------    ------------
                                                              $ 31,275,165    $ 25,832,117
                                                              ============    ============

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                        GIANT MOTORSPORTS, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          For the three months ended March 31, 2006 and 2005

                                                               2006            2005
                                                           ------------    ------------
                                                           (Unaudited)      (Unaudited)

OPERATING INCOME
     Sales                                                 $ 17,783,777    $ 20,426,807
     Finance, insurance and extended service revenues           605,860         291,200
                                                           ------------    ------------
               TOTAL OPERATING INCOME                        18,389,637      20,718,007

COST OF MERCHANDISE SOLD                                     15,842,217      18,727,791
                                                           ------------    ------------
               GROSS PROFIT                                   2,547,420       1,990,216
                                                           ------------    ------------

OPERATING EXPENSES
     Selling expenses                                         2,045,931       1,466,384
     General and administrative expenses                      1,171,179         915,771
                                                           ------------    ------------
                                                              3,217,110       2,382,155
                                                           ------------    ------------
               LOSS FROM OPERATIONS                            (669,690)       (391,939)
                                                           ------------    ------------

OTHER INCOME AND (EXPENSE)
     Other income, net                                            4,096          27,570
     Interest expense, net                                     (275,558)       (173,841)
                                                           ------------    ------------
                                                               (271,462)       (146,271)
                                                           ------------    ------------
               LOSS BEFORE INCOME TAXES                        (941,152)       (538,210)

INCOME TAXES                                                         --              --
                                                           ------------    ------------
               LOSS BEFORE PREFERRED DIVIDENDS                 (941,152)       (538,210)

PREFERRED DIVIDENDS                                             126,722              --
                                                           ------------    ------------
               NET LOSS ATTRIBUTABLE TO
                     COMMON SHAREHOLDERS                   $ (1,067,874)   $   (538,210)
                                                           ============    ============

                     BASIC LOSS PER SHARE                  $      (0.10)   $      (0.05)

                     DILUTED LOSS PER SHARE                $      (0.10)   $      (0.05)

                     WEIGHTED AVERAGE SHARES OUTSTANDING     10,532,973      10,425,000
                                                           ============    ============

                     BASIC                                   10,532,973      10,425,000
                                                           ============    ============
                     DILUTED                                 10,532,973      10,425,000
                                                           ============    ============

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                             GIANT MOTORSPORTS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 2006 and 2005

                                                                         2006          2005
                                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net (loss)                                                     $  (941,152)   $  (538,210)
      Adjustments to reconcile net loss to net cash provided by
      (used in) operating activities:
      Depreciation                                                       108,506         56,786
      Amortization                                                            --         62,500
      (Increase) decrease in accounts receivable, net                  1,385,365       (971,931)
      (Increase) in accounts receivable, employees                       (11,013)            --
      (Increase) in inventories                                       (6,207,433)    (6,365,014)
      Increase in floor plan liability                                 5,294,542      6,011,259
      Decrease in prepaid expenses                                      (101,370)        41,652
      Increase in customer deposits                                      633,375        280,436
      Increase in accounts payable trade                                 612,355        487,259
      Increase in accrued expenses                                        38,108         50,095
      (Decrease) in accrued warranty                                          --        (22,500)
                                                                     -----------    -----------
               NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES       811,283       (907,668)
                                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of fixed assets                                          (193,267)      (359,336)
      Decrease in notes receivable from officers                              --         92,239
      (Increase) in deposits                                                  --        (17,202)
                                                                     -----------    -----------
               NET CASH (USED IN) INVESTING ACTIVITIES                  (193,267)      (284,299)
                                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
      Payments on long-term debt                                         (78,690)       (51,234)
      Payments on note payable to officer                               (115,490)            --
                                                                     -----------    -----------
         NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            (194,180)       (51,234)
                                                                     -----------    -----------
    NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 423,836     (1,243,201)

      CASH AND CASH EQUIVALENTS, beginning of Period                     227,301      1,862,187
                                                                     -----------    -----------
      CASH AND CASH EQUIVALENTS, end of Period                       $   651,137    $   618,986
                                                                     ===========    ===========

OTHER SUPPLEMENTARY CASH FLOW INFORMATION
      Income taxes paid                                              $   158,550    $        --
                                                                     ===========    ===========

      Interest paid                                                  $   277,412    $   176,990
                                                                     ===========    ===========

      Covenant not to compete incurred commitment                    $        --    $    50,000
                                                                     ===========    ===========

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                             GIANT MOTORSPORTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2006 and 2005
                                   (UNAUDITED)


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:
The condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company's annual consolidated statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the December 31, 2005 audited financial statements and accompanying notes thereto. While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

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

                             GIANT MOTORSPORTS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             March 31, 2006 and 2005
                                   (UNAUDITED)

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

Allowance for Doubtful Accounts:
Accounts are written off when management determines that an account is uncollectible. Recoveries of accounts previously written off are recorded when received. An estimated allowance for doubtful accounts is determined to reduce the Company's receivables to their carrying value, which approximates fair value. The allowance is estimated based on historical collection experience, specific review of individual customer accounts, and current economic and business conditions. Historically, the Company has not incurred any significant credit related losses. Management has determined that an allowance of $25,000 is necessary at March 31, 2006.

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

                             GIANT MOTORSPORTS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             March 31, 2006 and 2005
                                   (UNAUDITED)

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

The Company's policy is to review the amount of credit exposure to any one financial institution and place investments with financial institutions evaluated as being creditworthy. In the ordinary course of business, the Company has bank deposits and overnight repurchase agreements that may exceed federally insured limits. At March 31, 2006, the Company had $988,485 in excess of the federally insured limit.

                             GIANT MOTORSPORTS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             March 31, 2006 and 2005
                                   (UNAUDITED)

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

Depreciation of property and equipment and amortization of leasehold improvements are provided using the straight-line method over the following estimated useful lives:

            Fixtures, and equipment................       3-7    years
            Vehicles ..............................         5    years
            Leasehold Improvements.................        10    years

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

                                                   Gross Carrying    Accumulated
                                                       Amount       Amortization

Goodwill                                           $ 1,588,950     $         0

Income Taxes:
Income taxes are calculated using the liability method specified by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

At March 31, 2006, income taxes are provided for amounts currently due and deferred amounts arising from temporary differences between income for financial reporting and income tax purposes.

                             GIANT MOTORSPORTS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             March 31, 2006 and 2005
                                   (UNAUDITED)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising Costs:
Advertising costs are expensed when incurred. Charges to operations amounted to $733,474 and $435,395 for the three months ended March 31, 2006 and 2005 respectively.

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

The following is a reconciliation of the computation for basic and diluted EPS:

                                                        Three Months Ended
                                                      March 31       March 31
                                                        2006           2005
                                                   ------------    ------------

Net loss attributed to common shares               $ (1,067,874)   $   (538,210)
                                                   ============    ============

Weighted-average common shares outstanding (Basic)   10,532,973      10,425,000

Weighted-average common stock equivalents:
                   Warrants                                   0               0
                                                   ------------    ------------
Weighted-average common
 shares outstanding (Diluted)                        10,532,973      10,425,000
                                                   ============    ============

There are 7,191,503 and -0- common stock equivalents available at March 31, 2006 and 2005, respectively.

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

                             GIANT MOTORSPORTS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             March 31, 2006 and 2005
                                   (UNAUDITED)

NOTE B - ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of receivables due from customers and dealers, manufactures, employees, and finance companies for contracts in transit and is net of an allowance for doubtful accounts of $25,000 at March 31, 2006.

NOTE C - INVENTORIES

Inventories consisted of vehicles and parts and accessories.

NOTE D - FIXED ASSETS

Fixed assets consisted of the following:
                                                                    March 31
                                                                      2006
                                                                   ----------

            Fixtures and equipment                                 $2,149,130
            Vehicles                                                  395,626
            Leasehold improvements                                    292,887
                                                                   ----------
                                                                    3,101,971
            Less accumulated depreciation                             861,576
                                                                   ----------
                                    NET FIXED ASSETS               $2,240,395
                                                                   ==========

Depreciation expense charged to operations amounted to $108,506 and $56,786 for the three months ended March 31, 2006 and 2005, respectively.

NOTE E - NOTES PAYABLE - FLOOR PLANS

The Company has various floor plan financing agreements aggregating $22,454,261 at March 31, 2006. Interest is payable monthly and fluctuates with prime and varies based on the type of unit financed and the length of time the unit remains on the floor plan (ranging from 4.8% to 16.5% at March 31, 2006). Principle payments are due upon the sale of the specific unit financed. The floor plans are collateralized by substantially all corporate assets.

NOTE F - NOTE PAYABLE - OFFICER

Note payable to officer consisted of non-interest bearing advances from an officer of the Company with no stipulated repayment terms. It is anticipated the loan will be repaid by December 31, 2006.

                             GIANT MOTORSPORTS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             March 31, 2006 and 2005
                                   (UNAUDITED)

NOTE G - DEBT

Long-term debt consisted of various notes aggregating $944,926 at March 31, 2006. This amount matures at various times ranging from 2005 to 2009, bearing interest at various rates ranging from 7.25% to 8.25% per year. The notes are collateralized by substantially all of the Company's assets.

The Company has a $250,000 revolving line of credit with a bank with an outstanding balance of $249,863 at March 31, 2006. The revolving line of credit has no stipulated repayment terms. This loan bears interest at prime plus one percent (8.25% at March 31, 2006) and is collateralized by substantially all of the Company's assets.

The Company has a $250,000 note payable with HSK Funding with an outstanding balance of $225,000 at March 31, 2006. The note is due in full on June 20, 2006. The note bears interest at 15%.

NOTE H - LEASES

The Company leases its Illinois subsidiary retail facility under a ten year agreement with a ten year renewal option. The payments on the lease were to commence in August 2005 at a monthly rent of $33,333 through May 2006 then increase to $40,000 per month from June 2006 through May 2007, $45,000 per month from June 2007 through May 2008, $46,667 from June 2008 through May 2009 and then increasing 3% annually for the remaining term of the lease. The Company is also liable for a proportionate share of expenses and taxes over a specified amount. The Company was granted a four (4) month rent holiday. Rent expense has been calculated using the straight-line basis over the lease term of ten (10) years to reflect the inclusion of the rent-free period.

The following is a summary of future minimum lease payments under operating leases that have initial or remaining non cancellable terms in excess of one year as of March 31, 2006:

        Year Ending                                              Amount
        -----------                                           ------------
           2007                                               $     694,666
           2008                                                     758,000
           2009                                                     784,670
           2010                                                     802,004
           2011                                                     819,224
                                                             --------------
                                                             $    3,858,564

                             GIANT MOTORSPORTS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             March 31, 2006 and 2005
                                   (UNAUDITED)


NOTE I - LEASES (Continued)

The Company also leased an apartment in Chicago under a month-to-month agreement. The amount charged to rent amounted to $3,800 and $3,000 for the three months ended March 31, 2006 and 2005, respectively.

NOTE J - INCOME TAXES

Income taxes (credit) consisted of the following:
                                                                   2006
                                                                ---------
            Current                                             $(119,500)
            Deferred                                               80,600
                                                                ---------
                             TOTAL                                (38,900)
                                                                ---------

Income taxes paid amounted to $158,550 for the three months ended March 31, 2006.

Deferred tax assets (liabilities) consisted of the following:

                                                                  2006
                                                                ---------
     Deferred tax liabilities - long-term:
              Depreciation                                      $ (52,100)

     Deferred tax assets - current and long-term:
            Allowance for doubtful accounts                             0
                                                                ---------
                            TOTAL                               $ (52,100)
                                                                =========

NOTE K - RELATED PARTY TRANSACTIONS

Note payable officers amounted to $77,645 at March 31, 2006 (See Note F).

The Company leases its Ohio subsidiary retail facility from a shareholder under a five-year agreement with two five year renewal terms. The Company guarantees the debt on the building, which amounted to approximately $1,870,000 at March 31, 2006.

Charges to operations amounted to $57,000 for the three months ended March 31, 2006 and 2005.

                             GIANT MOTORSPORTS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             March 31, 2006 and 2005
                                   (UNAUDITED)

NOTE L - COMMON STOCK

The Company has 75,000,000 shares of $.001 par common stock authorized, with 10,759,138 issued and outstanding at March 31, 2006.

NOTE M - PREFERRED STOCK

The Company has 5,000,000 shares of preferred stock authorized, with a par value of $.001 per share. Included in these 5,000,000 shares are 5,000 authorized shares of Series A Convertible Preferred stock, of which 2,820 shares are issued and outstanding at March 31, 2006. On September 16, 2005, the Company issued 2,870 shares of Series A Convertible Preferred stock with a stated value of $1,000 to accredited investors in a private placement offering. Each share of Series A Convertible Preferred Stock is convertible into 2,000 shares of the Company's common stock.

The Company also issued in the private placement (i) warrants allowing the investors to purchase up to 5,740,000 shares of the Company's common stock, and
(ii) an option allowing the placement agent to purchase 287 shares of Series A Convertible Preferred Stock, and warrants to purchase up to 574,000 shares of common stock.

During the three months ended March 31, 2006, a Series A Preferred shareholder exercised 50 shares of the conversion feature of the stock, and subject to the provisions of the conversion, received 125,000 shares of common stock.

The Company issued 189,138 shares of its common stock as a dividend to all Series A Preferred shareholders, in accordance with the placement offering provisions.

                             GIANT MOTORSPORTS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             March 31, 2006 and 2005
                                   (UNAUDITED)

NOTE N - ACQUISITION OF KINGS MOTORSPORTS, INC.

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

                             GIANT MOTORSPORTS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             March 31, 2006 and 2005
                                   (UNAUDITED)

NOTE N - ACQUISITION OF KINGS MOTORSPORTS, INC. (continued)

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

Overview of Economic Trends.

Effects of Increasing Interest Rates

We believe that if interest rates on consumer loans continue to rise, as they have during the last twelve months, this could reasonably be expected to have a material adverse effect on the sales of our power sports products, and more specifically the sales of new vehicles. During the three-month period ended March 31, 2006, approximately $7.44 million of the approximately $16.182 million of our power sports sales (46%) were financed. The uncertainties created in the consumer financing market as a result of continuing increases in interest rates, can reasonably be expected to have a negative impact on the sale of new motorcycles in the next 12 to 24 months due to the increased costs to our customers.

We believe that consumer interest in lower-priced used motorcycles will significantly rise, as a result of the increased costs of financing. With the acquisition of our Chicago Cycles dealership we have added sales of used motorcycles to our business. During the three-month period ended March 31, 2006 approximately $865,638 of Chicago Cycles' approximately $8,004,700 in revenues (10.8%) were generated from sales of used motorcycles. During the same period, approximately $238,244 of Andrews Cycles' approximately $9,760,794 in revenues (2.4%) were also generated from sales of used motorcycles. Although used motorcycles sales at our Andrews Cycles dealership only commenced in the second half of 2005, we intend to substantially increase such sales throughout the remainder of 2006 and beyond. We also intend to increase sales of used motorcycles at Chicago Cycles throughout the remainder of 2006 and beyond. Although there can be no assurance, we believe that our greater focus on sales of lower-priced used motorcycles, which generally provide larger sales margins, will help make up for any reduction in sales of new motorcycles.

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

To fund the amount payable at closing for Chicago Cycles, we borrowed $1,250,000 from The Fifth Third Bancorp Bank (the "Bank"), pursuant to a term loan. This loan, which initially matured on May 31, 2004, was refinanced with the Bank through a term loan amortized over a 72 month period, but is payable in full on May 31, 2007, bearing interest at prime plus one percent (8.25% at March 31, 2006). Our payment obligations under this term loan also are personally guaranteed by Russell Haehn and Gregory Haehn. This loan is also secured by a first priority lien on all of our assets (including, without limitation, the Chicago Cycles assets). As of March 31, 2006, the outstanding amount of this term loan, including accrued interest thereon, was $937,520.

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

On December 20, 2005, the third party that provided us with the Bridge Loan provided us with a new bridge loan in the principal amount of $250,000 (the "2005 Bridge Loan"). In connection with the 2005 Bridge Loan we issued to the lender a $250,000 principal amount promissory note bearing interest at the rate of fifteen (15%) per annum (the "2005 Bridge Note"). Interest on the 2005 Bridge
Note is payable monthly, and all outstanding principal and accrued but unpaid interest was due and payable on March 20, 2006. In March we repaid $25,000 of the outstanding principal amount and at March 31, 2006, the outstanding principal amount was $225,000. We obtained a ninety (90) day extension for the payment of the remaining $225,000. In consideration for this extension we paid the lender $2,500.

We also have obtained a revolving line of credit with the Bank, in the maximum amount of $250,000. This line of credit bears interest at the rate of prime plus one percent (8.25% at March 31, 2006), and has no stipulated repayment terms. At March 31, 2006, the aggregate amount of principal and interest outstanding on this credit line was $249,863. This line of credit is secured by a lien on substantially all of our assets.

Financing Activities

In September 2005, the Company sold to accredited investors, in a private placement offering (the "September 2005 Private Placement"), 2,870 Series A Shares and warrants to purchase up to of 5,740,000 shares common stock (the "Series A Warrants"), resulting in the receipt by the Company of $2,870,000 of gross proceeds including the repayment of $50,000 of indebtedness outstanding under the Bridge Loan from HSK Funding, Inc., by the conversion of that amount into Series A Shares and Series A Warrants. These securities are convertible into the shares of common stock. After deduction of all offering expenses for the September 2005 Private Placement, including the placement agent's commissions and nonaccountable expense allowance, the Company received net proceeds of $2,485,163. The Company used these net proceeds for debt repayment, legal fees, and general working capital purposes. At March 31, 2006, 50 Series A Shares had been converted into 125,000 shares of our common stock.

Anticipated Funding of Operations

The amount required to fund the growth of our ongoing operations, as well as the means by which we obtain this funding, will be wholly dependent on the magnitude and timeframes we set for any growth in our business. Based on our current expected growth in the next 12 to 24 months, we expect to fund our ongoing operations as follows:

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

Bank Financing

We currently have a revolving credit line with Fifth Third Bancorp in a total available amount of $250,000 of which $249,863 was funded at March 31, 2006. We are currently exploring other bank financing which would provide us with available funding of at least $1,000,000, and would be on more favorable terms than our current revolving credit line with the Bank. Although, we believe that an increased amount of financing should be available to us, as result of our low outstanding indebtedness, we cannot assure you that we will be able to obtain financing in an amount sufficient to meet our needs to grow our business. Certain lending institutions may not be willing to provide debt financing to us, due to the fact that we have granted security interests in virtually all of our inventory and accounts receivable to the manufacturers and other institutions that provide us with floor plan financing for our motorcycles and other power sports equipment. Lenders may refuse to accept subordinated security positions or may require us to accept less favorable terms to provide debt financing, which would make it more difficult for us to replace our current credit line with lines providing more favorable terms and/or increased funding availability.

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

Results of Operations.

                          March 31, 2006  March 31, 2005     Increase
                          (Three Months)  (Three Months)    (Decrease)  % Change

Revenues                  $ 18,389,637    $ 20,718,007    $ (2,328,370)  (11.2%)
Cost of Sales             $ 15,842,217    $ 18,727,791    $ (2,885,574)  (15.4%)
Operating Expenses        $  3,217,110    $  2,382,155    $    834,955    35.1%
Operating Income (Loss)   $   (669,690)   $   (391,939)   $   (277,751)  (70.9%)
Income (Loss) b/f Taxes
                          $   (941,152)   $   (538,210)   $   (402,942)  (74.9%)
Net Income (Loss)         $   (941,152)   $   (538,210)   $   (402,942)  (74.9%)

Revenues:

Revenues for the three months ended March 31, 2006 were $18,389,637 representing a reduction of $2,328,370 (11.2%) from the $20,718,007 reported for the three months ended March 31, 2005. Despite an increase in revenues from retail sales of our products, during the first quarter of 2006, as compared to the same period in 2005, we experienced a significant reduction in revenues from wholesale sales of our products to other dealers and distributors, in the first three months of 2006, which was primarily responsible for this reduction. Reducing wholesale sales during the three months ended March 31, 2006, was part of our plan to stabilize our inventory which we believe should increase our profit margins for the remainder of 2006. In the first quarter of 2005 we disposed of older and slow moving inventory at or below cost. We did not engage in these types of sales during the first quarter of 2006, which resulted in an actual increase in margins from approximately 9.6% for the first three months of 2005 to 14% for the first three months of 2006. Therefore, we already have begun to see the positive effects on profit margins this year, and believe that this will translate into more positive revenues and income for the remaining three quarters of 2006, although we cannot provide you with any such assurance.

Cost of Sales:

Cost of sales for the three months ended March 31, 2006 was $15,842,217 a decrease of $2,885,574 (15.4%) from $18,727,791 for the three months ended March 31, 2005. This reduction in cost of sales was primarily attributable to our reduction in sales during the first quarter of 2006 as described above.

Operating Expenses:

Operating expenses for the three month period ended March 31, 2006 were $3,317,110, reflecting an increase of $834,955 (35.1%) from operating expenses of $2,382,155 for the three month period ended March 31, 2005. This increase in operating expenses was attributable to the following increases in expenses:

      (i) Since we moved into our new location in Chicago, in April 2005, we experienced an increase in rent for our Chicago Cycles dealership from approximately $72,000 for the three months ended March 31, 2005 to approximately $180,000 for the three months ended March 31, 2006.

      (ii) Advertising expenses increased approximately $298,000 between the comparable periods to a total of $733,474 for the first three months of 2006. This increase in advertising expenses was primarily attributable to our increased advertising at the international motorcycle shows in Ohio and Chicago.

      (iii) Commissions payable to our sales people increased approximately $188,000 between the comparable periods to a total of $884,884 for the first three months of 2006, and payroll taxes payable by us similarly increased approximately $39,000 to $116,000 for the first three months of 2006.

Operating Income (Loss):

Operating loss increased from $391,939 for the three months ended March 31, 2005 to $669,690 for the three months ended March 31, 2006, representing an increase of $277,751 (70.9%). This increase in operating loss between these periods was primarily attributable to the same increase in expenses described under operating expenses. Depreciation was approximately $89,449 for the three months ended March 31, 2006, as compared to $45,290 for the same period in 2005.

Income (Loss) before Taxes:

Loss before taxes was $941,152 for the three month period ended March 31, 2006, which reflects an increase of $402,942 (74.9%) from net loss of $538,210 for the same period in 2005. This increase in loss between these two periods was attributable to the same factors described in operating loss above and, in addition, includes an increase of interest paid by us on floor plan financing, which was approximately $125,000 more during the three months ended March 31, 2005 compared to the same period in 2005. This significant increase in interest payable on floor plan financing was primarily attributable to increases in the rate of interest payable under our floor plan financing arrangements.

Net Income (Loss):

Net loss was $941,152 for the three month period ended March 31, 2006, which reflects an increase of $402,942 (74.9%) from net loss of $538,210 for the same period in 2005. The reasons for this increase in Net loss are the same as those described in loss before taxes. In addition, although not reflected in our overall net loss, we paid dividends on our Series A Preferred Stock, in March 2006, in shares of our common stock, which has been ascribed a value of $126,722. This increased the net loss attributable to our common shareholders to $1,067,874 for the three months ended March 31, 2006.

Liquidity and Capital Resources.

Our primary source of liquidity has been cash generated by operations and borrowings under various credit facilities. At March 31, 2006, we had $651,137 in cash and cash equivalents, compared to $227,301 at December 31, 2005. Until required for operations, our policy is to invest excess cash in bank deposits and money market funds. Net working capital at March 31, 2006 was $(212,384) compared to $1,128,856 at December 31, 2005. The Company's negative net working capital at March 31, 2006, was mostly attributable to its financing of the acquisition of Chicago Cycles acquisition through short-term debt, as well as an increase in floor plan financing, as a result of the additional inventory acquired in the Chicago Cycles acquisition.

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

Contractual Obligations

We have entered into various contractual obligations, which may be summarized as follows:


Contractual Obligations                                 Payments due by period

                                                    Less than 1   1-3            3-5      More than
                                         Total         year      years          years      5 years
                                      --------------------------------------------------------------
Long-Term Debt Obligations            $1,419,789   $  689,623   $  730,166           --           --
Capital (Finance) Lease Obligations   $5,377,674   $  466,666   $1,660,674   $1,827,410   $1,422,924
Operating Lease Obligations                   --           --           --           --           --
Purchase Obligations                   As Needed
Other Long-Term Liabilities
 Reflected on the Company's
 Balance Sheet under the GAAP of
 the primary financial statements             --           --           --           --           --
                                      --------------------------------------------------------------
Total                                 $6,797,463   $1,156,289   $2,390,840   $1,827,410   $1,422,924
                                      --------------------------------------------------------------

Item 3 Quantitative and Qualitative Disclosure about Market Risk

The Company is exposed to market risk in the ordinary course of its business. These risks are primarily related to changes in short-term interest rates. The potential impact of the Company's exposure to these risks is presented below:

Interest Rates

Floor Plan Financing

We purchase new and used vehicle inventory by utilizing floor plan financing provided by lending institutions, as well as manufacturers of certain of the products we sell, including Kawasaki Motor Finance Company and America Honda Finance. We had outstanding indebtedness under floor plan notes of $22,454,261 and $17,159,719, at March 31, 2006 and December 31, 2005, respectively. Interest rates in connection with our floor plan financing generally fluctuate based on the prime rate, the type of product being financed and the length of time that such product remains on the floor plan. During the first three months of 2006, interest rates on our floor plan financing have ranged from a low of 4.8% to a high of 16.5%. Since we are dependent to a significant extent on our ability to finance the purchase of inventory, increases in the prime rate of interest could have a significant negative impact on our income from operations, as a result of the greater interest we will be required to pay with respect to our floor plan financing. While increases in the prime rate did not have a significant impact on our floor plan financing in 2005 and during the first three months of 2006, continued increases would, in all likelihood, result in a reduction in our income from operations in 2006 and thereafter. Although we cannot determine the precise impact of rate increases, we believe that we would begin to experience a material negative impact on our financial condition if the prime rate were to increase to 10% from its current rate of 8.0%.

Line of Credit

We also have an existing revolving credit line with Fifth Third Bancorp, the interest rate of which also fluctuates with the prime rate, at prime plus one percent. Since the aggregate outstanding indebtedness of this line of credit was $249,863 at March 31, 2006 and December 31, 2005, respectively, we do not believe that fluctuations in the prime rate under our credit line will have more than a slight negative impact on our income from operations.

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

Item 4. Controls and Procedures
Our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report (March 31, 2006). Based on this evaluation, our principal executive officer and our principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective. Disclosure controls and procedures mean our controls and other procedures that are designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II

                                OTHER INFORMATION

Item 1.   Legal Proceedings

          Not applicable.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

          Not applicable.

Item 3.   Defaults Upon Senior Securities.

          Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

          Not applicable.

Item 5.   Other Information

          As a result of certain territorial restrictions in the Kawasaki Motors Corp. dealer agreements, and protests by two dealers in the Chicago area, we were unable to sell Kawasaki products through our Chicago Cycles dealership until we entered into an agreement with Kawasaki and the applicable dealers in February 2006. Under this agreement, we are required to pay these dealers $100,000 over a period of ten months, pursuant to which we now have the right to sell Kawasaki products at our Chicago Cycles dealership.

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


                                             GIANT MOTORSPORTS, INC.


Date:  May 22, 2006                       By: /s/ Russell A. Haehn
                                              --------------------------------
                                        Name: Russell A. Haehn
                                       Title: Chairman of the Board of
                                              Directors, Chief Executive
                                              Officer and Secretary
                                              (Principal Executive Officer)


Date:  May 22, 2006                       By: /s/ Gregory A. Haehn
                                              ----------------------------------
                                        Name: Gregory A. Haehn
                                       Title: President, Chief Operating
                                              Officer, Treasurer and a Director
                                              (Principal Financial and
                                              Accounting Officer)