Form 10-Q
period 2006-06-30
GIANT MOTORSPORTS INC
filed 2006-08-18
CIK 1204947

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2006

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

Yes  |X|  No |_|

Indicate by check mark whether the Registrant is a large accelerated filer , an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (Check One)

Large Accelerated Filer |_|    Accelerated Filer |_|   Non-Accelerated Filer |X|

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

As of August 16, 2006 the registrant had 11,134,136 shares of common stock, $.001 par value, issued and outstanding.

                             GIANT MOTORSPORTS, INC.

                               INDEX TO FORM 10-Q

                                                                                     Page No.

PART I.  FINANCIAL INFORMATION
Item 1.           Financial Statements

      Condensed Consolidated Balance Sheets as of June 30, 2006 (Unaudited)             3-4
        and December 31, 2005 (Audited)

      Condensed Consolidated Statements of Income for the Six and Three                 5
        Months Ended June 30, 2006 and 2005 (Unaudited)

      Condensed Consolidated Statements of Cash Flows for the Six Months                6
        Ended June 30, 2006 and 2005 (Unaudited)
      Notes to Condensed Consolidated Financial Statements                              7

Item 2.           Management's Discussion and Analysis of Financial                     18
                  Conditions and Results of Operations

Item 3.           Quantitative and Qualitative Disclosures about Market Risk            28

Item 4.           Controls and Procedures                                               29

PART II. OTHER INFORMATION

Item 1.           Legal Proceedings                                                     30

Item 1A. Risk Factors                                                                   30

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds           30

Item 3.           Defaults upon Senior Securities                                       30

Item 4.           Submission of Matters to a Vote of Security Holders                   30

Item 5.           Other Information                                                     30

Item 6.           Exhibits                                                              30

SIGNATURES                                                                              31

                             GIANT MOTORSPORTS, INC.

PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements

   GIANT MOTORSPORTS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                                  June 30, 2006      December 31, 2005
                                                                                   (Unaudited)          (Audited)
                                                                                   -----------         -----------
CURRENT ASSETS
     Cash and cash equivalents                                                     $    54,545         $   227,301
     Accounts receivable, net                                                        4,970,569           4,850,408
     Accounts receivable, affiliates                                                        --             261,667
     Accounts receivable, employees                                                      5,130                  --
     Inventories                                                                    20,322,074          16,775,069
     Deferred federal income taxes                                                       7,500                  --
     Federal income tax receivable                                                          --             119,500
     Prepaid expenses                                                                  140,495              74,255
                                                                                   -----------         -----------
                                                            TOTAL CURRENT ASSETS    25,500,313          22,308,200
                                                                                   -----------         -----------




FIXED ASSETS, NET                                                                    2,171,432           1,893,967
                                                                                   -----------         -----------




OTHER ASSETS
     Intangibles, net                                                                1,688,950           1,588,950
     Deposits                                                                           41,000              41,000
                                                                                   -----------         -----------
                                                              TOTAL OTHER ASSETS     1,729,950           1,629,950
                                                                                   -----------         -----------
                                                                    TOTAL ASSETS   $29,401,695         $25,832,117
                                                                                   ===========         ===========


The accompanying notes are integral part of the condensed consolidated financial statements

                             GIANT MOTORSPORTS, INC.
                CONDENSED CONSOLIDATED BALANCE SHEET (CONTINUED)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                                  June 30, 200    December 31, 2005
                                                                                                  (Unaudited)       (Audited)
                                                                                                   ------------    ------------
CURRENT LIABILITIES
     Current portion of long-term debt                                                             $    733,952    $    714,623
     Notes payable, floor plans                                                                      19,642,911      17,159,719
     Note payable, officer                                                                               19,693         193,135
     Accounts payable, trade                                                                          2,762,814       2,370,369
     Accounts payable, affiliate                                                                         19,810              --
     Accrued expenses                                                                                   640,089         654,417
     Accrued income taxes                                                                               258,000              --
     Customer deposits                                                                                  321,155          87,051
                                                                                                   ------------    ------------
                                                       TOTAL CURRENT LIABILITIES                     24,398,424      21,179,314

DEFERRED FEDERAL INCOME TAXES                                                                           145,300          52,100

LONG-TERM DEBT, NET                                                                                     677,120         783,856
                                                                                                   ------------    ------------
                                                               TOTAL LIABILITIES                     25,220,844      22,015,270
                                                                                                   ------------    ------------

COMMITMENTS - NOTE H

STOCKHOLDERS' EQUITY
     Preferred stock, $.001 par value, authorized 5,000,000 shares 5,000 shares designated Series A Convertible, $1,000 stated value 2,670 and
              2,870 shares issued and outstanding at
              June 30, 2006 and December 31, 2005, respectively                                       2,670,000       2,870,000
     Common stock, $.001 par value, authorized 75,000,000 shares
              11,134,136 and 10,445,000 shares issued and outstanding at
              June 30, 2006 and December 31, 2005, respectively                                          11,134          10,445
     Additional paid-in capital                                                                       1,222,137         641,277
     Additional paid-in capital - Options                                                               101,815         109,442
     Additional paid-in capital - Warrants                                                            1,879,680       2,020,480
     Additional paid-in capital - Beneficial conversions                                              1,420,440       1,526,840
     Issuance cost on preferred series A convertible shares                                            (786,762)       (786,762)
     Accumulated deficit                                                                             (2,337,593)     (2,574,875)
                                                                                                   ------------    ------------
                                                      TOTAL STOCKHOLDERS' EQUITY                      4,180,851       3,816,847
                                                                                                   ------------    ------------
                                      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 29,401,695    $ 25,832,117
                                                                                                   ============    ============


The accompanying notes are integral part of the condensed consolidated financial statements

                             GIANT MOTORSPORTS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
            FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2006 and 2005


                                                   Six Months Ended               Three Months Ended
                                              June 30,        June 30,        June 30,        June 30,
                                               2006            2005            2006            2005
                                           ------------    ------------    ------------    ------------
                                            (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
OPERATING INCOME
     Sales                                 $ 55,755,126    $ 55,083,332    $ 37,971,349    $ 34,656,525
     Finance, insurance and extended
     service revenues                         2,004,937       1,452,046       1,399,077       1,160,846
                                           ------------    ------------    ------------    ------------
                TOTAL OPERATING INCOME       57,760,063      56,535,378      39,370,426      35,817,371

COST OF MERCHANDISE SOLD                     49,212,850      49,940,805      33,370,633      31,213,014
                                           ------------    ------------    ------------    ------------
                          GROSS PROFIT        8,547,213       6,594,573       5,999,793       4,604,357
                                           ------------    ------------    ------------    ------------

OPERATING EXPENSES
     Selling expenses                         4,831,306       3,612,003       2,785,375       2,145,619
     General and administrative expenses      2,367,608       1,870,979       1,196,429         955,208
                                           ------------    ------------    ------------    ------------
                                              7,198,914       5,482,982       3,981,804       3,100,827
                                           ------------    ------------    ------------    ------------
                INCOME FROM OPERATIONS        1,348,299       1,111,591       2,017,989       1,503,530
                                           ------------    ------------    ------------    ------------

OTHER INCOME AND (EXPENSE)
     Other income, net                           21,197          34,140          17,101           6,570
     Interest expense, net                     (579,692)       (420,750)       (304,134)       (246,909)
                                           ------------    ------------    ------------    ------------
                                               (558,495)       (386,610)       (287,033)       (240,339)
                                           ------------    ------------    ------------    ------------
INCOME BEFORE PROVISION
     FOR INCOME TAXES                           789,804         724,981       1,730,956       1,263,191

PROVISION FOR INCOME TAXES                      425,800         173,000         587,000         173,000
                                           ------------    ------------    ------------    ------------
INCOME BEFORE PREFERRED DIVIDENDS               364,004         551,981       1,143,956       1,090,191

PREFERRED DIVIDENDS                             126,722              --              --              --
                                           ------------    ------------    ------------    ------------

            NET INCOME ATTRIBUTABLE TO
                   COMMON SHAREHOLDERS     $    237,282    $    551,981    $  1,143,956    $  1,090,191
                                           ============    ============    ============    ============

                BASIC INCOME PER SHARE     $       0.02    $       0.05    $       0.11    $       0.10
                                           ============    ============    ============    ============

              DILUTED INCOME PER SHARE     $       0.01    $       0.05    $       0.07    $       0.10
                                           ============    ============    ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING
                                 BASIC       10,698,476      10,426,657      10,862,160      10,428,297
                                           ============    ============    ============    ============
                               DILUTED       17,323,476      11,408,314      17,537,160      11,428,297
                                           ============    ============    ============    ============

The accompanying notes are integral part of the condensed consolidated financial statements

                             GIANT MOTORSPORTS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

                                                                             2006           2005
                                                                         -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                           $   364,004    $   551,981
    Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Depreciation                                                             221,998        145,810
    Amortization                                                                  --         65,000
    Deferred federal income taxes                                             85,700        (39,000)
    Issue common stock for services                                               --         11,600
    (Increase) in accounts receivable, net                                  (120,161)    (2,050,821)
    (Increase) in accounts receivable, employees                              (5,130)       (42,254)
    (Increase) in inventories                                             (3,547,005)    (1,260,758)
    (Increase) decrease in prepaid expenses                                  (66,240)        24,579
    (Increase) decrease in prepaid income taxes                              119,500       (151,000)
    Increase (decrease) in customer deposits                                 234,104        (89,468)
    Increase in accounts payable trade                                       392,445        215,642
    Increase in floor plan liability                                       2,483,192      1,591,600
    Increase in accrued income taxes                                         258,000        212,000
    Increase (decrease) in accrued expenses                                  (14,328)       192,628
    (Decrease) in accrued warranty                                                --        (45,000)
                                                                         -----------    -----------
                   NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES       406,079       (667,461)
                                                                         -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of fixed assets                                                (499,463)      (551,009)
    Decrease in accounts receivable affiliates                               261,667             --
    Increase in accounts payable affiliate                                    19,810             --
    Decrease in notes receivable from officers                                    --        118,930
    Covenant not to compete incurred                                              --       (130,000)
    Increase in deposits                                                          --         24,240
                                                                         -----------    -----------
                   NET CASH (USED IN) INVESTING ACTIVITIES                  (217,986)      (537,839)
                                                                         -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Reduction in debt                                                       (187,407)      (179,728)
    Reduction in note payable to officer                                    (173,442)        (7,211)
                                                                         -----------    -----------
                   NET CASH (USED IN) FINANCING ACTIVITIES                  (360,849)      (186,939)
                                                                         -----------    -----------
                   NET (DECREASE) IN CASH AND CASH EQUIVALENTS              (172,756)    (1,392,239)

    CASH AND CASH EQUIVALENTS, beginning of period                           227,301      1,862,187
                                                                         -----------    -----------
    CASH AND CASH EQUIVALENTS, end of period                             $    54,545    $   469,948
                                                                         ===========    ===========

OTHER SUPPLEMENTARY CASH FLOW INFORMATION
    Note payable to officer incurred for the acquisition of assets       $        --    $   243,572
                                                                         ===========    ===========
    Debt incurred for acquisition of sales agreement                     $   100,000    $        --
                                                                         ===========    ===========
    Income taxes paid                                                    $   158,550    $    68,000
                                                                         ===========    ===========
    Interest paid                                                        $   579,692    $   395,406
                                                                         ===========    ===========
    Stock issued for outside services                                    $        --    $    11,600
                                                                         ===========    ===========
    Preferred stock dividends paid in common stock                       $   126,722    $        --
                                                                         ===========    ===========
    Covenant Not to Compete incurred commitment                          $        --    $    50,000
                                                                         ===========    ===========

The accompanying notes are integral part of the condensed consolidated financial statements

                             GIANT MOTORSPORTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2006 and 2005
                                   (UNAUDITED)

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

                             GIANT MOTORSPORTS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             June 30, 2006 and 2005
                                   (UNAUDITED)

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

Allowance for Doubtful Accounts:
Accounts are written off when management determines that an account is uncollectible. Recoveries of accounts previously written off are recorded when received. An estimated allowance for doubtful accounts is determined to reduce the Company's receivables to their carrying value, which approximates fair value. The allowance is estimated based on historical collection experience, specific review of individual customer accounts, and current economic and business conditions. Historically, the Company has not incurred any significant credit related losses. Management has determined that an allowance of $25,000 is necessary at June 30, 2006.

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

The Company's policy is to review the amount of credit exposure to any one financial institution and place investments with financial institutions evaluated as being creditworthy. In the ordinary course of business, the Company has bank deposits and overnight repurchase agreements that may exceed federally insured limits. At June 30, 2006, the Company had $ 866,296 in excess of the federally insured limit.

                             GIANT MOTORSPORTS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             June 30, 2006 and 2005
                                   (UNAUDITED)

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

Goodwill and Other Intangible Assets:
In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 142 "Goodwill and Other Intangible Assets". This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB opinion No. 17, "Intangible Assets". It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in the financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The Company, in its acquisitions, recognized $1,588,950 of goodwill and $100,000 of other intangible assets associated with a licensing sales agreement. The Company performs its annual impairment test for goodwill at year-end.

                                                    Gross Carrying
                                                         Amount

Goodwill                                             $      1,588,950
Licensing Agreement                                           100,000
                                                     ----------------
                                           TOTAL     $      1,688,950
                                                     ================

                             GIANT MOTORSPORTS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             June 30, 2006 and 2005
                                   (UNAUDITED)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes:
Income taxes are calculated using the liability method specified by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

At June 30, 2006, income taxes are provided for amounts currently due and deferred amounts arising from temporary differences between income for financial reporting and income tax purposes.

Advertising Costs:
Advertising costs are expensed when incurred. Charges to operations amounted to $1,367,893 and $835,571 for the six months ended June 30, 2006 and 2005, respectively.

Earnings Per Share of Common Stock:
Historical net income (loss) per share is computed using the weighted average number of shares of common shares outstanding. Diluted earnings per share (EPS) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive for the periods presented.

The following is a reconciliation of the computation for basic and diluted EPS:

                                                           Six Months Ended
                                                         June 30,       June 30,
                                                          2006           2005
                                                       -----------   -----------

Net income attributed to common shares                 $   237,282   $   551,981
                                                       ===========   ===========

Weighted-average common shares outstanding (Basic)      10,698,476    10,426,657

Weighted-average common stock equivalents:
                   Warrants                              6,675,000       981,657
                                                       -----------   -----------

Weighted-average common shares outstanding (Diluted)    17,323,476    11,408,314
                                                       ===========   ===========

There are 6,675,000 and 981,657 common stock equivalents available at June 30, 2006 and 2005, respectively.

                             GIANT MOTORSPORTS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             June 30, 2006 and 2005
                                   (UNAUDITED)

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

NOTE B - ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of receivables due from customers and dealers, manufactures, employees, and finance companies for contracts in transit and is net of an allowance for doubtful accounts of $25,000 at June 30, 2006.

NOTE C - INVENTORIES

Inventories consisted of vehicles and parts and accessories.

NOTE D - FIXED ASSETS

Fixed assets consisted of the following:
                                                                   June 30,
                                                                    2006
                                                               ---------------
           Fixtures and equipment                              $     2,180,547
           Vehicles                                                    395,626
           Leasehold improvements                                      570,327
                                                               ---------------
                                                                     3,146,500
           Less accumulated depreciation                               975,068
                                                               ---------------
                                        NET FIXED ASSETS       $     2,171,432
                                                               ===============

Depreciation expense charged to operations amounted to $221,998 and $145,810 for the six months ended June 30, 2006 and 2005, respectively.

                             GIANT MOTORSPORTS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             June 30, 2006 and 2005
                                   (UNAUDITED)

NOTE E - NOTES PAYABLE - FLOOR PLANS

The Company has various floor plan financing agreements aggregating $19,642,911 at June 30, 2006. Interest is payable monthly and fluctuates with prime and varies based on the type of unit financed and the length of time the unit remains on the floor plan (ranging from 4.8% to 16.5% at June 30, 2006). Principle payments are due upon the sale of the specific unit financed. The floor plans are collateralized by substantially all corporate assets.

NOTE F - NOTE PAYABLE - OFFICER

Note payable to officer consisted of non-interest bearing advances from an officer of the Company with no stipulated repayment terms. It is anticipated the loan will be repaid by December 31, 2006.

NOTE G - LONG-TERM DEBT

Long-term debt consisted of various notes aggregating $961,209 at June 30, 2006. This amount matures at various times ranging from 2006 to 2009, bearing interest at various rates ranging from 5% to 8% per year. The notes are collateralized by substantially all of the Company's assets.

The Company has a $250,000 revolving line of credit with a bank with an outstanding balance of $249,863 at June 30, 2006. The revolving line of credit has no stipulated repayment terms. This loan bears interest at prime plus one percent (9.25% at June 30, 2006) and is collateralized by substantially all of the Company's assets.

The Company has a $250,000 note payable with HSK Funding with an outstanding balance of $200,000 at June 30, 2006. The note is due in full on September 20, 2006. The note bears interest at 15%.

                             GIANT MOTORSPORTS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             June 30, 2006 and 2005
                                   (UNAUDITED)

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

The following is a five year summary of future minimum lease payments under operating leases that have initial or remaining non cancellable terms in excess of one year as of June 30, 2006:

        Year Ending                                                  Amount
        ----------                                             -----------------
           2007                                                $         713,000
           2008                                                          769,667
           2009                                                          789,404
           2010                                                          806,246
           2011                                                          823,593
                                                               -----------------
                                                               $       3,901,910

The  Company  also  leased  two   residential   locations  in  Chicago  under  a
month-to-month agreement. The amount charged to rent amounted to $11,775 and $6,000 for the six months ended June 30, 2006 and 2005, respectively.

NOTE I - INCOME TAXES

Income taxes consisted of the following:
                                                             2006       2005
                                                          ---------   ---------

           Current                                        $ 340,100   $ 212,000
           Deferred                                          85,700     (39,000)
                                                          ---------   ---------
              TOTAL                                       $ 425,800   $ 173,000
                                                          =========   =========

                             GIANT MOTORSPORTS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             June 30, 2006 and 2005
                                   (UNAUDITED)

NOTE I - INCOME TAXES (CONTINUED)

Income taxes paid amounted to $158,550 for the six months ended June 30, 2006.

Deferred tax assets (liabilities) consisted of the following:

                                                          2006        2005
                                                       ----------   ---------
Deferred tax liabilities - long-term:
           Depreciation                                $(145,300)   $     -0-

Deferred tax assets - current and long-term:
       Allowance for doubtful accounts                     7,500       10,100
                                                       ----------   ---------
                                               TOTAL   $ 137,800    $  10,100
                                                       =========    ==========

NOTE J - RELATED PARTY TRANSACTIONS

Note payable officers amounted to $19,693 at June 30, 2006 (See Note F).

The Company leases its Ohio subsidiary retail facility from a shareholder under a five-year agreement with two five-year renewal terms. The Company guarantees the debt on the building, which amounted to approximately $1,872,000 at June 30, 2006.

Charges to operations amounted to $114,000 for the six months ended June 30, 2006 and 2005.

NOTE K - COMMON STOCK

The Company has 75,000,000 shares of $.001 par common stock authorized, with 11,134,136 issued and outstanding at June 30, 2006.

                             GIANT MOTORSPORTS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             June 30, 2006 and 2005
                                   (UNAUDITED)

NOTE L - PREFERRED STOCK

The Company has 5,000,000 shares of preferred stock authorized, with a par value of $.001 per share. Included in these 5,000,000 shares are 5,000 authorized shares of Series A Convertible Preferred stock, of which 2,670 shares are issued and outstanding at June 30, 2006. On September 16, 2005, the Company issued 2,870 shares of Series A Convertible Preferred stock with a stated value of $1,000 to accredited investors in a private placement offering. Each share of
Series A Convertible Preferred Stock is convertible into 2,000 shares of the Company's common stock. However, the Company was not able to have its
Registration Statement declared effective by the original due date and subsequently, each holder of the preferred shares were able to convert their shares at less than the agreed upon factor. This "triggering event" provided a discount on the conversion, and additional shares were provided to those shareholders who did not consent, and subsequently, converted their preferred Series A shares.

The Company also issued in the private placement (i) warrants allowing the investors to purchase up to 5,740,000 shares of the Company's common stock, and
(ii) an option allowing the placement agent to purchase 287 shares of Series A Convertible Preferred Stock, and warrants to purchase up to 574,000 shares of common stock.

During the six months ended June 30, 2006, three (3) independent Series A Preferred shareholders exercised 200 shares of the conversion feature of the stock, and subject to the provisions of the conversion, received 500,000 shares of common stock.

The Company issued 189,138 shares of its common stock as a dividend to all Series A Preferred shareholders, in accordance with the placement offering provisions.

NOTE M - ACQUISITION OF KINGS MOTORSPORTS, INC.

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

                             GIANT MOTORSPORTS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             June 30, 2006 and 2005
                                   (UNAUDITED)

NOTE M - ACQUISITION OF KINGS MOTORSPORTS, INC. (CONTINUED)

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

Together with our two wholly-owned subsidiaries, we own and operate two retail power sports superstores. Our core brands include Suzuki, Yamaha, Honda, Ducati and Kawasaki. Our superstores operate under the names "Andrews Cycles" and "Chicago Cycles." Andrews Cycles is located in Salem, Ohio, has approximately 53 employees and operates from an approximately 75,000 square foot facility. Chicago Cycles is located in the Chicago metropolitan area, has approximately 101 employees and operates from an approximately 95,000 square foot facility in Skokie, Illinois, pursuant to a ten-year lease we entered into in October 2004.

Overview of Economic Trends.

Effects of Increasing Interest Rates

Notwithstanding our increase in sales for the three month period ended June 30, 2006 compared to the same period in 2005, we believe that if interest rates on consumer loans continue to rise, as they have during the last twelve months, this could reasonably be expected to have a material adverse effect on the sales of our power sports products, and more specifically the sales of new vehicles. During the three-month period ended June 30, 2006, approximately $13.3 million of the approximately $34.712 million of our power sports sales (38.3%) were financed. Although we did not experience a material reduction in sales through June 30, 2006, the uncertainties created in the consumer financing market as a result of continuing increases in interest rates, can reasonably be expected to have a negative impact on the sale of new motorcycles in the next 12 to 24 months due to the increased costs to our customers.

We believe that consumer interest in lower-priced used motorcycles will significantly rise, as a result of the increased costs of financing. With the acquisition of our Chicago Cycles dealership we have added sales of used motorcycles to our business. During the three-month period ended June 30, 2006 approximately $1.512 million of Chicago Cycles' approximately $16.960 million in revenues (8.91%) were generated from sales of used motorcycles. During the same period, approximately $520,383 of Andrews Cycles' approximately $21.03 million in revenues (2.5%) was also generated from sales of used motorcycles. Although used motorcycles sales at our Andrew Cycles dealership only commenced in the second half of 2005, we have not achieved the level of sales penetration in used motorcycles that we had forecasted. We will continue to pursue the goal of increasing used motorcycle sales throughout the remainder of 2006 and beyond, in both our Ohio store and in our Chicago store Although there can be no assurance, we believe that our greater focus on sales of lower-priced used motorcycles, which generally provide larger sales margins, will help make up for any reduction in sales of new motorcycles.

Effects of Increasing Fuel Costs

During the second quarter of 2006, we experienced an increase in sales of motorcycles and scooters compared to the same period in 2005, some of which we believe is attributable to the spike in gasoline prices during the first six months of 2006 . We continue to believe that it is reasonable to assume that a continued rise in gasoline prices will result in many consumers considering the use of motorcycles and scooters as alternative forms of transportation to automobiles, since motorcycles and scooters provide significantly better gas mileage than automobiles resulting in substantially lower fuel costs. Although there is no absolute certainty as to the direction that gasoline prices will move in 2006 and beyond, recent trends appear to suggest a greater likelihood of increases than reductions, which could have a positive impact on our sales for the next 12 to 24 months.

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

Overall impact on our Future Earnings

Based on our operations during the first six months of 2006, we believe that under our current business structure earnings from our Andrews Cycles and Chicago Cycles subsidiaries will increase at a measured pace during the next 12 to 18 months. We intend to continue to evaluate and analyze our business decisions through effective inventory engagement, as described in greater detail under the heading Inventory Management, included elsewhere in this MD&A. We also foresee promising opportunities to increase our sales of motorcycles and scooters as consumers face substantial increases in gas prices, and give greater consideration to the purchase of motorcycles and scooters which provide significantly greater gas mileage than automobiles. We have even recently commenced an advertising campaign that emphasizes the miles per gallon advantage of riding a motorcycle. At the same time, we face challenges caused by the Federal Reserve's continued increase in interest rates over the past year, which directly increases the cost of financing purchases of our motorcycles and other power sports products. Although we cannot control increases in interest rates, we have recently begun to address this by increasing our focus on the sales of used motorcycles and other equipment, which provide customers with lower price alternatives, and we believe can help to make up for a significant portion of new vehicle sales lost because of higher interest rates. Additionally, in the event that we are able to successfully integrate additional dealerships and/or new brands into our existing business, we believe that this will result in greater sales margins and an even greater increase in earnings. These greater sales margins would be created by the consolidation of expenses through the implementation of our superstore business plan, resulting in greater earnings per unit sold. While it is management's intent to pursue the goals described herein, we cannot assure you that these goals will be achieved at any level.

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

To fund the amount payable at closing for Chicago Cycles, we borrowed $1,250,000 from The Fifth Third Bancorp Bank (the "Bank"), pursuant to a term loan. This loan, which initially matured on May 31, 2004, was refinanced with the Bank through a term loan amortized over a 72 month period, but is payable in full on May 31, 2007, bearing interest at prime plus one percent (9.25% at June 30, 2006.) Our payment obligations under this term loan also are personally guaranteed by Russell Haehn and Gregory Haehn. This loan is also secured by a first priority lien on all of our assets (including, without limitation, the Chicago Cycles assets). As of June 30, 2006, the outstanding amount of this term loan, including accrued interest thereon, was $885,400.

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

On December 20, 2005, the third party that provided us with the Bridge Loan provided us with a new bridge loan in the principal amount of $250,000 (the "2005 Bridge Loan"). In connection with the 2005 Bridge Loan we issued to the lender a $250,000 principal amount promissory note bearing interest at the rate of fifteen (15%) per annum (the "2005 Bridge Note"). Interest on the 2005 Bridge
Note is payable monthly, and all outstanding principal and accrued but unpaid interest was due and payable on March 20, 2006. In March we repaid $25,000 of the outstanding principal amount and at March 31, 2006, the outstanding principal amount was $225,000. We obtained a ninety (90) day extension for the payment of the remaining $225,000. In consideration for this extension we paid the lender $2,500. On June 29, 2006 we repaid an additional $25,000 of the outstanding principal amount and at June 30, 2006, the outstanding principal amount was $200,000. We obtained another ninety (90) day extension for the payment of the remaining $200,000.

We also have obtained a revolving line of credit with the Bank, in the maximum amount of $250,000. This line of credit bears interest at the rate of prime plus one percent (9.25% at June 30, 2006), and has no stipulated repayment terms. At June 30, 2006, the aggregate amount of principal and interest outstanding on this credit line was $249,863. This line of credit is secured by a lien on substantially all of our assets.

Financing Activities

In September 2005, the Company sold to accredited investors, in a private placement offering (the "September 2005 Private Placement"), 2,870 Series A Shares and warrants to purchase up to of 5,740,000 shares common stock (the "Series A Warrants"), resulting in the receipt by the Company of $2,870,000 of gross proceeds including the repayment of $50,000 of indebtedness outstanding under the Bridge Loan from HSK Funding, Inc., by the conversion of that amount into Series A Shares and Series A Warrants. These securities are convertible into the shares of common stock. After deduction of all offering expenses for the September 2005 Private Placement, including the placement agent's commissions and nonaccountable expense allowance, the Company received net proceeds of $2,485,163. The Company used these net proceeds for debt repayment, legal fees, and general working capital purposes. At June 30, 2006, 200 Series A Shares had been converted into 500,000 shares of our common stock.

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

Bank Financing

We currently have a revolving credit line with Fifth Third Bancorp in a total available amount of $250,000 of which $249,863 was funded at June 30, 2006.

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

Results of Operations.

Three Months Ended June 30, 2006 Compared With Three Months Ended June 30, 2005.

                          June 30,    June 30,
                           2006        2005
                          (Three      (Three      Increase
                          Months)     Months)     (Decrease)   % Change
                          -------     -------     ----------   --------

REVENUES                 39,370,426   35,817,371    3,553,055      9.9%

COST OF SALES            33,370,633   31,213,014    2,157,619      6.9%

OPERATING EXPENSES        3,981,804    3,100,827      880,977     28.4%

OPERATING INCOME          2,017,989    1,503,530      514,459     34.2%

INCOME (LOSS)
Before  INCOME TAXES      1,730,956    1,263,191      467,765     37.0%

NET INCOME (LOSS)         1,143,956    1,090,191       53,765      4.9%

Revenues:

Revenues for the three months ended June 30, 2006 were $39,320,426 representing an increase of $3,553,055 (9.9%) from the $35,817,371 reported for the three months ended June 30, 2005. Despite an increase in revenues from retail sales of our products during the second quarter of 2006, as compared to the same period in 2005, we experienced a significant reduction in revenues from wholesale sales of our products to other dealers and distributors. This reduction in wholesale activity has resulted in an increase of our gross margins from 12.85% for three months ended June 30, 2005 to 15.23% for the same period in 2006. This reduction in wholesale sales during the three months ended June 30, 2006, has resulted in an increase in inventory. Our plan is to reduce and stabilize our inventory which we believe should increase our profit margins for the remainder of 2006. Therefore we continue to see positive effects on profit margins this year.

Cost of Sales:

Cost of sales for the three months ended June 30, 2006 was $33,370,633 an increase of $2,157,619 (6.9%) from $31,213,014 for the three months ended June 30, 2005. This increase in cost of sales was primarily attributable to our increase in sales during the second quarter of 2006 as described above.

Operating Expenses:

Operating expenses for the three month period ended June 30, 2006 were $3,981,804, reflecting an increase of $880,977 (28.4%) from operating expenses of $3,100,827 for the three month period ended June 30, 2005. This increase in operating expenses was attributable to the following increases in expenses:

      (i) Advertising expenses increased approximately $234,000 between the comparable periods to a total of $634,419 for the second quarter of 2006. This increase in advertising and other marketing expenses was primarily attributable to increases in cable television and print advertising.

      (ii) Commissions payable to our sales people increased approximately $353,530 between the comparable periods to a total of $1,563,341 for the second quarter of 2006.

Operating Income:

Operating income increased from $1,503,531 for the three months ended June 30, 2005 to $2,017,989 for the three months ended June 30, 2006, representing an increase of $514,459 (34.2%). This increase in operating income between these periods was primarily attributable to an increase in unit sales and an increase in gross margin on those sales.

Income before Taxes:

We had income before provision for taxes, for the three months ended June 30, 2006 of $1,730,956 as compared with income before provision for taxes of $1,263,191 for the same period in 2005. This increase in income before taxes during the three months ended June 30, 2006 as compared to the same period in 2005, is a result of our greater sales volume and an increase in gross margin on our sales.

Net Income:

We had a net income of $1,143,956 for the three months ended June 30, 2006, as compared to net income of $1,090,191 for the same period in 2005. This increase in net income during the three months ended June 30, 2006 as compared to the same period in 2005, is a result of our greater sales volume and an increase in gross margin on sales.

Results of Operations.

Six Months Ended June 30, 2006 Compared With Six Months Ended June 30, 2005

                     June 30, 2006   June 30, 2005    Increase
                     (Six Months)    (Six Months)    (Decrease)  % Change

REVENUES               57,760,063    56,535,378     1,224,685        2.2%

COST OF SALES          49,212,850    49,940,805      (727,955)      -1.5%

OPERATING EXPENSES      7,198,914     5,482,982     1,715,932       31.3%

OPERATING INCOME        1,348,299     1,111,591       236,708       21.3%

INCOME (LOSS)
Before INCOME TAXES       789,804       724,981        64,823        8.9%

NET INCOME (LOSS)         364,004       551,981      (187,977)     -34.1%

Revenues:

Revenues for the six months ended June 30, 2006 were $57,760,063 representing an increase of $1,224,685 (2.2%) from the $56,535,378 reported for the six months ended June 30, 2005. We experienced a considerably significant reduction in wholesale sales of our products to other dealers and distributors in the six month period ended 2006 as compared to the same period in 2005.

Cost of Sales:

Cost of sales for the six months ended June 30, 2006 decreased by $727,955 (1.5%) to $49,212,850 during the six months ended June 30, 2006, as compared to $49,940,805 for the same period in 2006. Cost of Sales for the six months 2006 were 85.2% as compared to 88.3% in the same period 2005. This decrease reflects primarily the increase in gross profit margin that we have experienced in the first six months of 2006 as compared to the same period in 2005.

Operating Expenses:

Selling, general and administrative expenses for the six months ended June 30, 2006 were $7,198,914 an increase of $1,715,932 (31.3%) over $5,482,982 for the same period in 2005. The aggregate increase in such costs were principally related to (i) an approximate increase of $532,322 in advertising and marketing
(ii) an approximate increase of $541,530 in sales commissions (iii) an approximate $92,710 increase in insurance (iv) an approximate $89,194 increase in rent and (v) an approximate increase of $76,684 in utilities during the six months ended June 30, 2006 compared to the same period in 2005. Net interest expense increased approximately $158,942 to $579,692 in the six months ended June 30, 2006 as compared to $420,750 during the same period in 2004. This increase is primarily due to (1) an increase in inventories of approximately $2.5 million and (2) an increase in interest rates payable to various manufacturers on our floor planned inventories and for all corporate debt tied to the prime rate as stipulated by various lenders.

Operating Income:

We had income from operations before other income (expense) of $1,348,299 for the six month period ended June 30, 2006, as compared to income from operations of $1,111,591 for the same period in 2005 a 21.3% increase. This increase in income from operations during the six months ended June 30, 2006 as compared to the same period in 2005, is a result of greater sales volume and an increase in gross margin on our sales.

Income before Taxes:

We had income before provision for taxes, for the six months ended June 30, 2006 of $789,804, as compared with income before provision for taxes of $724,981 for the same period in 2005. This increase in income before taxes during the six months ended June 30, 2006 as compared to the same period in 2005, is a result of our greater sales volume and an increase in gross margin on our sales. Our tax liability increased to $425,800 in the six months ended June 30, 2006 as compared to $173,000 for the same period in 2005.

Net Income:

We had a net income of $364,004 for the six months ended June 30, 2006, as compared to net income of $551,981 for the same period in 2005. This decrease in net income during the six months ended June 30, 2006 as compared to the same period in 2005, is a result of our increase in tax liability.

Liquidity and Capital Resources.

Our primary source of liquidity has been cash generated by operations and borrowings under various credit facilities. At June 30, 2006, we had $54,545 in cash and cash equivalents, compared to $227,301 at December 31, 2005. Until required for operations, our policy is to invest excess cash in bank deposits and money market funds. Net working capital at June 30, 2006 was $1,101,889 compared to $1,128,886 at December 31, 2005.

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

Contractual Obligations

We have entered into various contractual obligations, which may be summarized as follows:

                                                    --------------------------------------------------------------
             Contractual Obligations                                    Payments due by period
                                                    --------------------------------------------------------------
                                                      Total      Less than 1  1-3 years   3-5 years  More than 5
                                                                    year                                years
                                                    ----------   ---------- ----------  ----------   ----------
Long-Term Debt Obligations                          $1,411,072   $  733,952 $  677,120       ---           ---
                                                    ----------   ---------- ----------  ----------   ----------
Capital (Finance) Lease Obligations                 $5,271,008   $  485,000 $1,681,317  $1,840,975   $1,263,716
                                                    ----------   ---------- ----------  ----------   ----------
Operating Lease Obligations                            ---           ---       ---         ---           ---
                                                    ----------   ---------- ----------  ----------   ----------
Purchase Obligations                                As Needed
                                                    ----------   ---------- ----------  ----------   ----------
Other  Long-Term   Liabilities  Reflected  on  the
Company's  Balance  Sheet  under  the  GAAP of the     ---           ---       ---         ---           ---
primary financial statements
                                                    ----------   ---------- ----------  ----------   ----------
Total                                               $6,682,080   $1,218,952  2,358,437  $1,840,975   $1,263,716
                                                    ----------   ---------- ----------  ----------   ----------

Item 3   Quantitative and Qualitative Disclosure about Market Risk

The Company is exposed to market risk in the ordinary course of its business. These risks are primarily related to changes in short-term interest rates. The potential impact of the Company's exposure to these risks is presented below:

Interest Rates

Floor Plan Financing

We purchase new and used vehicle inventory by utilizing floor plan financing provided by lending institutions, as well as manufacturers of certain of the products we sell, including Kawasaki Motor Finance Company and America Honda Finance. We had outstanding indebtedness under floor plan notes of $19,642,911 and $17,159,719, at June 30, 2006 and December 31, 2005, respectively. Interest rates in connection with our floor plan financing generally fluctuate based on the prime rate, the type of product being financed and the length of time that such product remains on the floor plan. During the first six months of 2006, interest rates on our floor plan financing have ranged from a low of 4.8% to a high of 16.5%. Since we are dependent to a significant extent on our ability to finance the purchase of inventory, increases in the prime rate of interest could have a significant negative impact on our income from operations, as a result of the greater interest we will be required to pay with respect to our floor plan financing. When new model inventory is initially purchased usually there is a period of time when zero interest is paid or accrued. However, interest costs on new inventory will begin to accrue in a subsequent period. Continued increases would, in all likelihood, result in a reduction in our income from operations in 2006 and thereafter. Although we cannot determine the precise impact of rate increases, we believe that we would begin to experience a material negative impact on our financial condition if the prime rate were to increase to 10% from its current rate of 8.25%.

Line of Credit

We also have an existing revolving credit line with Fifth Third Bancorp, the interest rate of which also fluctuates with the prime rate, at prime plus one percent. Since the aggregate outstanding indebtedness of this line of credit was $249,863 and $249,863 at June 30, 2006 and December 31, 2005, respectively, we do not believe that fluctuations in the prime rate under our credit line will have more than a slight negative impact on our income from operations.

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

Item 4. Controls and Procedures

Our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report (June 30, 2006). Based on this evaluation, our principal executive officer and our principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective. Disclosure controls and procedures mean our controls and other procedures that are designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II

                                OTHER INFORMATION

Item 1.           Legal Proceedings

                  Not applicable.

Item 1A.          Risk Factors

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

                                           GIANT MOTORSPORTS, INC.

Date:  August 18, 2006            By:               /s/ Russell A. Haehn
                                           -------------------------------------
                                     Name: Russell A. Haehn
                                    Title: Chairman of the Board of Directors,
                                           Chief Executive Officer and Secretary
                                            (Principal Executive Officer)

Date:  August 18, 2006            By:               /s/ Gregory A. Haehn
                                           -------------------------------------
                                     Name  Gregory A. Haehn
                                    Title: President, Chief Operating Officer,
                                           Treasurer and a Director
                                           (Principal Financial and Accounting
                                           Officer)