Form 10-Q
period 2006-09-30
GIANT MOTORSPORTS INC
filed 2006-11-20
CIK 1204947

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

     |X| Quarterly report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                For the quarterly period ended September 30, 2006

                                       OR

     |_| Transition report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

         For the transition period from ____________ to _______________

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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check One) Large Accelerated Filer |_| Accelerated Filer |_| Non-Accelerated Filer |X|

      Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

      Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date. As of November 17, 2006 the registrant had 11,788,246 shares of common stock, $.001 par value, issued and outstanding.

                             GIANT MOTORSPORTS, INC.

                               INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION                                           Page No.

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets as of September 30,
              2006 (Unaudited) and December 31, 2005 (Audited)              3

          Condensed Consolidated Statements of Operations for the
              Nine and Three Months Ended September 30, 2006 and 2005
              (Unaudited)                                                   5

          Condensed Consolidated Statements of Cash Flows for the Nine
              Months Ended September 30, 2006 and 2005 (Unaudited)          6

          Notes to Condensed Consolidated Financial Statements              7

Item 2.   Management's Discussion and Analysis of Financial Conditions
              and Results of Operations                                    17

Item 3.   Quantitative and Qualitative Disclosures about Market Risk       29

Item 4.   Controls and Procedures                                          30

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings                                                31

Item 1A.  Risk Factors                                                     31

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds      31

Item 3.   Defaults upon Senior Securities                                  31

Item 4.   Submission of Matters to a Vote of Security Holders              31

Item 5.   Other Information                                                31

Item 6.   Exhibits                                                         31

SIGNATURES                                                                 32

                             GIANT MOTORSPORTS, INC.

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                             GIANT MOTORSPORTS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                            ASSETS

                                                             September 30, 2006     December 31, 2005
                                                                  Unaudited              Audited
                                                             ------------------     -----------------
CURRENT ASSETS
     Cash and cash equivalents                                   $   139,600           $   227,301
     Accounts receivable, net                                      4,772,968             4,850,408
     Accounts receivable, affiliates                                      --               261,667
     Accounts receivable, employees                                    4,378                    --
     Inventories                                                  20,877,584            16,775,069
     Deferred federal income taxes                                     7,500                    --
     Federal income tax receivable                                        --               119,500
     Prepaid expenses                                                 48,284                74,255
                                                                 -----------           -----------
                                       TOTAL CURRENT ASSETS       25,850,314            22,308,200
                                                                 -----------           -----------

FIXED ASSETS, NET                                                  2,055,763             1,893,967
                                                                 -----------           -----------

OTHER ASSETS
     Intangibles, net                                              1,688,950             1,588,950
     Deposits                                                         41,000                41,000
                                                                 -----------           -----------
                                         TOTAL OTHER ASSETS        1,729,950             1,629,950
                                                                 -----------           -----------
                                               TOTAL ASSETS      $29,636,027           $25,832,117
                                                                 ===========           ===========

    The accompanying notes are an integral part of the condensed consolidated financial statements.

                             GIANT MOTORSPORTS, INC.

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                           September 30, 2006      December 31, 2005
                                                                                               Unaudited                 Audited
                                                                                           ------------------      -----------------
CURRENT LIABILITIES
     Current portion of long-term debt                                                        $    702,315            $    714,623
     Notes payable, floor plans                                                                 20,838,709              17,159,719
     Note payable, officer                                                                              --                 193,135
     Accounts payable, trade                                                                     2,454,703               2,370,369
     Accrued expenses                                                                              466,214                 654,417
     Accrued income taxes                                                                          203,500                      --
     Customer deposits                                                                             102,764                  87,051
                                                                                              ------------            ------------
                                                    TOTAL CURRENT LIABILITIES                   24,768,205              21,179,314

DEFERRED FEDERAL INCOME TAXES                                                                      163,800                  52,100

LONG-TERM DEBT, NET                                                                                625,040                 783,856
                                                                                              ------------            ------------
                                                            TOTAL LIABILITIES                   25,557,045              22,015,270
                                                                                              ------------            ------------

COMMITMENTS - NOTE I

STOCKHOLDERS' EQUITY
     Preferred stock, $.001 par value, authorized 5,000,000 shares 5,000 shares designated Series A Convertible, $1,000 stated value 2,450 and
              2,870 shares issued and outstanding at
              September 30, 2006 and December 31, 2005, respectively                             2,450,000               2,870,000
     Common stock, $.001 par value, authorized 75,000,000 shares
              11,788,246 and 10,445,000 shares issued and outstanding at
              September 30, 2006 and December 31, 2005, respectively                                11,788                  10,445
     Additional paid-in capital                                                                  1,868,596                 641,277
     Additional paid-in capital - Options                                                           93,426                 109,442
     Additional paid-in capital - Warrants                                                       1,724,800               2,020,480
     Additional paid-in capital - Beneficial conversions                                         1,303,400               1,526,840
     Issuance cost on preferred series A shares convertible                                       (786,762)               (786,762)
     Accumulated deficit                                                                        (2,586,266)             (2,574,875)
                                                                                              ------------            ------------
                                                   TOTAL STOCKHOLDERS' EQUITY                    4,078,982               3,816,847
                                                                                              ------------            ------------
                                   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $ 29,636,027            $ 25,832,117
                                                                                              ============            ============

    The accompanying notes are an integral part of the condensed consolidated financial statements.

                             GIANT MOTORSPORTS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

        For the nine and three months ended September 30, 2006 and 2005

                                                                       Nine Months Ended                  Three Months Ended
                                                                September 30,     September 30,     September 30,     September 30,
                                                                     2006              2005              2006              2005
                                                                -------------     -------------     -------------     -------------
                                                                  (Unaudited)       (Unaudited)       (Unaudited)       (Unaudited)
REVENUES
    Sales                                                        $ 79,835,854      $ 81,480,719      $ 24,080,728      $ 26,397,387
    Finance, insurance and extended service revenues                2,791,031         2,304,164           786,094           852,118
                                                                 ------------      ------------      ------------      ------------
       TOTAL REVENUES                                              82,626,885        83,784,883        24,866,822        27,249,505

COST OF SALES                                                      70,362,596        73,271,992        21,149,746        23,331,187
                                                                 ------------      ------------      ------------      ------------
       GROSS PROFIT                                                12,264,289        10,512,891         3,717,076         3,918,318
                                                                 ------------      ------------      ------------      ------------

OPERATING EXPENSES
    Selling expenses                                                7,304,663         5,788,545         2,473,357         2,176,542
    General and administrative expenses                             3,397,002         2,931,266         1,029,394         1,060,287
                                                                 ------------      ------------      ------------      ------------
       TOTAL OPERATING EXPENSES                                    10,701,665         8,719,811         3,502,751         3,236,829
                                                                 ------------      ------------      ------------      ------------
       INCOME FROM OPERATIONS                                       1,562,624         1,793,080           214,325           681,489
                                                                 ------------      ------------      ------------      ------------

OTHER INCOME AND (EXPENSE)
    Other income, net                                                  33,368            99,560            12,171            65,420
    Interest expense, net                                            (935,157)         (601,933)         (355,465)         (181,183)
                                                                 ------------      ------------      ------------      ------------
       TOTAL OTHER INCOME AND (EXPENSES)                             (901,789)         (502,373)         (343,294)         (115,763)
                                                                 ------------      ------------      ------------      ------------

INCOME (LOSS) BEFORE PROVISION (BENEFIT)
    FOR INCOME TAXES                                                  660,835         1,290,707          (128,969)          565,726

PROVISION (BENEFIT) FOR INCOME TAXES                                  398,700           413,000           (27,100)          240,000
                                                                 ------------      ------------      ------------      ------------
NET INCOME (LOSS) BEFORE PREFERRED DIVIDENDS                          262,135           877,707          (101,869)          325,726

PREFERRED DIVIDENDS                                                   273,526                --           146,804                --
                                                                 ------------      ------------      ------------      ------------
                          NET INCOME (LOSS) ATTRIBUTABLE TO
                                        COMMON SHAREHOLDERS      $    (11,391)     $   (413,000)     $   (248,673)     $   (240,000)
                                                                 ============      ============      ============      ============

                              BASIC INCOME (LOSS) PER SHARE      $      (0.00)     $      (0.04)     $      (0.02)     $      (0.02)

                            DILUTED INCOME (LOSS) PER SHARE      $      (0.00)     $      (0.02)     $      (0.02)     $       0.10

                        WEIGHTED AVERAGE SHARES OUTSTANDING

                                                      BASIC        10,965,213        10,432,839        11,492,324        10,445,000
                                                                 ============      ============      ============      ============
                                                    DILUTED        10,965,213        23,802,223        11,492,324        12,380,869
                                                                 ============      ============      ============      ============

    The accompanying notes are an integral part of the condensed consolidated financial statements.

                             GIANT MOTORSPORTS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

              For the nine months ended September 30, 2006 and 2005

                                                                                                        2006                2005
                                                                                                    -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                                      $   262,135         $   877,707
    Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Depreciation                                                                                        325,691             238,789
    Amortization                                                                                             --              97,500
    Deferred federal income taxes                                                                       104,200             (39,000)
    Common stock issued for services                                                                         --              11,600
    (Increase) decrease in accounts receivable, net                                                      77,440            (909,632)
    (Increase) in accounts receivable, employees                                                         (4,378)            (24,138)
    (Increase) in inventories                                                                        (4,102,515)           (778,164)
    Decrease in prepaid expenses                                                                         25,971              26,506
    Decrease in prepaid income taxes                                                                    119,500                  --
    Decrease in customer deposits                                                                        15,713               8,002
    Increase in accounts payable trade                                                                   84,334             546,424
    Increase (decrease) in floor plan liability                                                       3,678,990          (2,314,343)
    Increase in accrued income taxes                                                                    203,500             301,000
    Increase (decrease) in accrued expenses                                                            (188,203)            142,375
    (Decrease) in accrued warranty                                                                           --             (67,500)
                                                                                                    -----------         -----------
                             NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                        602,378          (1,882,874)
                                                                                                    -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of fixed assets                                                                           (487,487)           (734,558)
    (Increase) decrease in accounts receivable affiliates                                               261,667            (184,143)
    Covenant not to compete incurred                                                                         --            (130,000)
    Decrease in deposits                                                                                     --              19,240
                                                                                                    -----------         -----------
                                         NET CASH (USED IN) INVESTING ACTIVITIES                       (225,820)         (1,029,461)
                                                                                                    -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net proceeds from preferred stock issuance                                                               --           2,563,000
    Reduction in debt                                                                                  (271,124)           (908,804)
    Increase (reduction) in note payable to officer                                                    (193,135)             99,557
                                                                                                    -----------         -----------
                             NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                       (464,259)          1,753,753
                                                                                                    -----------         -----------
                                     NET (DECREASE) IN CASH AND CASH EQUIVALENTS                        (87,701)         (1,158,582)

    CASH AND CASH EQUIVALENTS, beginning of Period                                                      227,301           1,862,187
                                                                                                    -----------         -----------
    CASH AND CASH EQUIVALENTS, end of Period                                                        $   139,600         $   703,605
                                                                                                    ===========         ===========

OTHER SUPPLEMENTARY CASH FLOW INFORMATION
    Note payable to officer incurred for the acquisition of assets                                  $        --         $   243,572
                                                                                                    ===========         ===========
    Debt incurred for acquisition of sales agreement                                                $   100,000         $        --
                                                                                                    ===========         ===========
    Income taxes paid                                                                               $   158,550         $   151,000
                                                                                                    ===========         ===========
    Interest paid                                                                                   $   579,692         $   395,406
                                                                                                    ===========         ===========
    Stock issued for outside services                                                               $        --         $    11,600
                                                                                                    ===========         ===========
    Preferred stock dividends paid in common stock                                                  $   273,526         $        --
                                                                                                    ===========         ===========

    The accompanying notes are an integral part of the condensed consolidated financial statements.

                             GIANT MOTORSPORTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2006 and 2005
                                   (UNAUDITED)

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

Organization:

Giant Motorsports, Inc., (the Company) through its wholly-owned subsidiaries, W.W. Cycles, Inc. doing business as Andrews Cycles and Chicago Cycles, Inc. doing business as Chicago Cycle Center, operates two retail dealerships of motorcycles, all terrain vehicles, scooters and personal watercraft in northeastern Ohio and northern Illinois. On December 30, 2003, the stockholders of W.W. Cycles, Inc. entered into a Stock Purchase and Reorganization Agreement in which effective January 16, 2004 W.W. Cycles, Inc. was issued an aggregate of 7,850,000 restricted shares of common stock, $.001 par value, of American Busing Corporation in exchange for all of the outstanding shares of the common stock of the Company, resulting in W.W. Cycles, Inc. becoming a wholly-owned subsidiary of American Busing Corporation, an inactive public company. The acquisition was accounted for as a reverse merger whereby, for accounting purposes, W.W. Cycles, Inc. is considered the accounting acquirer and the historical financial statements of W.W. Cycles, Inc. became the historical financial statements of American Busing Corporation. Effective April 5, 2004 American Busing Corporation changed its name to Giant Motorsports, Inc. On April 30, 2004, Giant
Motorsports, Inc. acquired substantially all of the assets and certain liabilities of Chicago Cycle Center pursuant to an Asset Purchase Agreement and entered into a Noncompetition Agreement with one of the former owners and entered into an Employment Agreement with the other former owner.

                             GIANT MOTORSPORTS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           September 30, 2006 and 2005
                                   (UNAUDITED)

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

Allowance for Doubtful Accounts:

Accounts are written off when management determines that an account is uncollectible. Recoveries of accounts previously written off are recorded when received. An estimated allowance for doubtful accounts is determined to reduce the Company's receivables to their carrying value, which approximates fair value. The allowance is estimated based on historical collection experience, specific review of individual customer accounts, and current economic and business conditions. Historically, the Company has not incurred any significant credit related losses. Management has determined that an allowance of $25,000 is necessary at September 30, 2006.

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

                             GIANT MOTORSPORTS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           September 30, 2006 and 2005
                                   (UNAUDITED)

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

The Company's policy is to review the amount of credit exposure to any one financial institution and place investments with financial institutions evaluated as being creditworthy. In the ordinary course of business, the Company has bank deposits and overnight repurchase agreements that may exceed federally insured limits. At September 30, 2006, the Company had $ 250,600 in excess of the federally insured limit.

                             GIANT MOTORSPORTS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           September 30, 2006 and 2005
                                   (UNAUDITED)

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

Depreciation   of  property  and   equipment  and   amortization   of  leasehold
improvements are provided using the straight-line method over the following estimated useful lives:

            Fixtures, and equipment ...............  3-7 years
            Vehicles ..............................    5 years
            Leasehold Improvements ................   10 years

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

                                                                  Gross Carrying
                                                                      Amount
                                                                  --------------

Goodwill                                                            $1,588,950
Licensing Agreement                                                    100,000
                                                                    ----------
                                                     TOTAL          $1,688,950
                                                                    ==========

                             GIANT MOTORSPORTS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           September 30, 2006 and 2005
                                   (UNAUDITED)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes:

Income taxes are calculated using the liability method specified by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

At September 30, 2006, income taxes are provided for amounts currently due and deferred amounts arising from temporary differences between income for financial reporting and income tax purposes.

Advertising Costs:

Advertising costs are expensed when incurred. Charges to operations amounted to $1,880,892 and $1,653,923 for the nine months ended September 30, 2006 and 2005, respectively.

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

The following is a reconciliation of the computation for basic and diluted EPS:

                                                                    Nine Months Ended
                                                             September 30,     September 30,
                                                                  2006             2005
                                                             -------------     -------------
      Net income (loss) attributed to common shares           $    (11,391)    $    877,707
                                                              ============     ============

      Weighted-average common shares outstanding (Basic)        10,965,213       10,432,839

      Weighted-average common stock equivalents:
                         Warrants                                      -0-       13,369,384
                                                              ------------     ------------

      Weighted-average common shares outstanding (Diluted)      10,965,213       23,802,223
                                                              ============     ============

There are 11,214,000 and 23,802,223 common stock equivalents available at September 30, 2006 and 2005, respectively.

                             GIANT MOTORSPORTS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           September 30, 2006 and 2005
                                   (UNAUDITED)

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

NOTE B - ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of receivables due from customers and dealers, manufactures, employees, and finance companies for contracts in transit and is net of an allowance for doubtful accounts of $25,000 at September 30, 2006.

NOTE C - INVENTORIES

Inventories consisted of vehicles and parts and accessories.

NOTE D - FIXED ASSETS

Fixed assets consisted of the following:

                                                               September 30,
                                                                   2006
                                                               -------------

      Fixtures and equipment                                    $2,151,547
      Vehicles                                                     410,200
      Leasehold improvements                                       572,776
                                                                ----------
                                                                 3,134,523
      Less accumulated depreciation                              1,078,760
                                                                ----------
                                            NET FIXED ASSETS    $2,055,763
                                                                ==========

Depreciation expense charged to operations amounted to $325,691 and $238,789 for the nine months ended September 30, 2006 and 2005, respectively.

                             GIANT MOTORSPORTS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           September 30, 2006 and 2005
                                   (UNAUDITED)

NOTE E - NOTES PAYABLE - FLOOR PLANS

The Company has various floor plan financing agreements aggregating $20,878,709 at September 30, 2006. Interest is payable monthly and fluctuates with prime and varies based on the type of unit financed and the length of time the unit remains on the floor plan (ranging from 4.8% to 16.5% at September 30, 2006). Principle payments are due upon the sale of the specific unit financed. The floor plans are collateralized by substantially all corporate assets.

NOTE F - LONG-TERM DEBT

Long-term debt consisted of various notes aggregating $877,492 at September 30, 2006. This amount matures at various times ranging from 2006 to 2009, bearing interest at various rates ranging from 5% to 8% per year. The notes are collateralized by substantially all of the Company's assets.

The Company has a $250,000 revolving line of credit with a bank with an outstanding balance of $249,863 at September 30, 2006. The revolving line of credit has no stipulated repayment terms. This loan bears interest at prime plus one percent (9.25% at September 30, 2006) and is collateralized by substantially all of the Company's assets.

The Company has a $250,000 note payable with HSK Funding with an outstanding balance of $200,000 at September 30, 2006. The note is due in full on November 20, 2006. The note bears interest at 15%.

NOTE G - LEASES

The Company leases its Illinois subsidiary retail facility under a ten-year agreement with a ten-year renewal option. The agreement was signed and executed in April, 2005, and payments on the lease commenced in August 2005 at a monthly rent of $33,333 through May 2006 then increased to $40,000 per month from June 2006 through May 2007, $45,000 per month from June 2007 through May 2008, $46,667 from June 2008 through May 2009 and then increasing 3% annually for the remaining term of the lease. The Company is also liable for a proportionate share of expenses and taxes over a specified amount. The Company was granted a four (4) month rent holiday for the months of April though July 2005. Rent expense has been calculated using the straight-line basis over the lease term of ten (10) years to reflect the inclusion of the rent-free period.

The following is a five year summary of future minimum lease payments under operating leases that have initial or remaining non cancellable terms in excess of one year as of September 30, 2006:

         Year Ending                                        Amount
         -----------                                      ----------

            2007                                          $  728,000
            2008                                             774,668
            2009                                             793,604
            2010                                             810,572
            2011                                             828,048
                                                          ----------
                                                          $3,934,892
                                                          ==========

The Company also leased residential locations in Chicago under a month-to-month agreement. The amount charged to rent amounted to $19,725 and $9,000 for the nine months ended September 30, 2006 and 2005, respectively. The amounts paid for 2006 were attributed to three (3) locations, while the amounts for 2005 were attributed to two (2) locations.

                             GIANT MOTORSPORTS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           September 30, 2006 and 2005
                                   (UNAUDITED)

NOTE H - INCOME TAXES

Income taxes consisted of the following:

                                                    2006                 2005
                                                 ---------            ---------

Federal:

          Current                                $ 258,500            $ 411,000
          Deferred                                 104,200              (31,500)
                                                 ---------            ---------
                                                   362,700              379,500
                                                 ---------            ---------

State:
          Current                                   36,000               41,000
          Deferred                                      --               (7,500)
                                                 ---------            ---------
                                                    36,000               33,500
                                                 ---------            ---------
                                                 $ 398,700            $ 413,000
                                                 =========            =========

Income taxes paid amounted to $158,550 for the nine months ended September 30, 2006.

Deferred tax assets (liabilities) consisted of the following:

                                                      September       December
                                                         2006            2005
                                                      ---------       ---------
Deferred tax liabilities - long-term:
       Depreciation                                   $(163,800)      $ (52,100)

Deferred tax assets - current and long-term:
       Allowance for doubtful accounts                    7,500             -0-
       Goodwill and depreciation                            -0-             -0-
                                                      ---------       ---------
                                              TOTAL   $(156,300)      $ (52,100)
                                                      =========       =========

NOTE I - RELATED PARTY TRANSACTIONS

The Company leases its Ohio subsidiary retail facility from a shareholder, who has personally guaranteed the debt on the building, under a five-year agreement with two five-year renewal terms. Charges to operations amounted to $171,000 for each of the nine months ended September 30, 2006 and 2005, respectively.

NOTE J - COMMON STOCK

The Company has 75,000,000 shares of $.001 par common stock authorized, with 11,788,246 issued and outstanding at September 30, 2006.

                             GIANT MOTORSPORTS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           September 30, 2006 and 2005
                                   (UNAUDITED)

NOTE K - PREFERRED STOCK

The Company has 5,000,000 shares of preferred stock authorized, with a par value of $.001 per share. Included in these 5,000,000 shares are 5,000 authorized shares of Series A Convertible Preferred stock, of which 2,450 shares are issued and outstanding at September 30, 2006. On September 16, 2005, the Company issued 2,870 shares of Series A Convertible Preferred stock with a stated value of $1,000 per share to accredited investors in a private placement offering. Each share of Series A Convertible Preferred Stock is convertible into 2,000 shares of the Company's common stock. However, the Company was not able to have its Registration Statement declared effective by the original due date and subsequently, each holder of the preferred shares were able to convert their shares at less than the agreed upon factor. This "triggering event" provided a discount on the conversion, and additional shares were provided to those shareholders who did not consent, and subsequently, converted their preferred Series A shares.

The Company also issued in the private placement (i) warrants allowing the investors to purchase up to 5,740,000 shares of the Company's common stock, and
(ii) an option allowing the placement agent to purchase 287 shares of Series A Convertible Preferred Stock, and warrants to purchase up to 574,000 shares of common stock.

During the nine months ended September 30, 2006, four (4) separate Series A Preferred shareholders exercised a total of 420 shares of the conversion feature of the stock, and subject to the provisions of the conversion, received 935,000 shares of common stock during the nine months ended September 30, 2006.

The Company issued 408,246 shares of its common stock as a dividend to all Series A Preferred shareholders, in accordance with the placement offering provisions.

NOTE L - ACQUISITION OF KINGS MOTORSPORTS, INC.

On April 30, 2004, pursuant to an Asset Purchase Agreement (the "Asset Agreement"), dated April 30, 2004 by and among the Company, King's Motorsports, Inc., d/b/a Chicago Cycle ("Chicago Cycle"), Jason Haubner and Jerry Fokas, the two (2) shareholders of Chicago Cycle, the Company acquired (the "Acquisition"), substantially all of the assets of Chicago Cycle (the "Chicago Assets"). This acquisition was sought primarily to provide the Company with a larger market share in the industry. All the operations of the acquired entity were included in the Company's income statement from the date of acquisition (April 30, 2004) through December 31, 2004. Through the acquisition, goodwill in the amount of $1,588,950 was recognized, and is being amortized over 15 years for tax purposes. In consideration for the Chicago Assets and pursuant to the Asset Agreement, the Company (i) assumed certain specified liabilities of Chicago Cycle, and (ii) agreed to pay to Chicago Cycle $2,925,000, as follows:

                             GIANT MOTORSPORTS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           September 30, 2006 and 2005
                                   (UNAUDITED)

NOTE L - ACQUISITION OF KINGS MOTORSPORTS, INC. (CONTINUED)

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

The Note was secured by a second lien on the Chicago Assets pursuant to a Commercial Security Agreement dated as of April 30, 2004, by and among the Company and Chicago Cycle, and guaranteed pursuant to a Guaranty dated April 30, 2004 by and among Chicago Cycle, the Company, Russell Haehn and Gregory Haehn, the current executive officers and controlling shareholders of the Company (each an "Executive", and, collectively, the "Executives"). The final payment on this loan was made during the 4th quarter of 2005.

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

NOTE M - SUBSEQUENT EVENT

Russell Haehn, an officer, advanced the Company funds in the amount of $350,000 in October 2006, and subsequently negotiated a Promissory Note for said funds. The terms of the Promissory Note state that Mr. Haehn cannot demand payment until October 27, 2007. The note carries an interest rate of six percent (6%), and has been classified as payable on demand.

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

Together with our two wholly-owned subsidiaries, we own and operate two retail power sports superstores. Our core brands include Suzuki, Yamaha, Honda, Ducati and Kawasaki. Our superstores operate under the names "Andrews Cycles" and "Chicago Cycles." Andrews Cycles is located in Salem, Ohio, has approximately 51 employees and operates from an approximately 75,000 square foot facility. Chicago Cycles is located in the Chicago metropolitan area, has approximately 81 employees and operates from an approximately 95,000 square foot facility in Skokie, Illinois.

Overview of Economic Trends.

Effects of Increasing Interest Rates

Although the Federal Reserve, during the quarterly period ended September 30, 2006, temporarily paused its policy of raising the discount rate, we believe that increases in consumer loan interest rates, during the two year period immediately preceding this pause, has had a material adverse effect on the sales of our power sports products, and more specifically the sales of new vehicles. Our revenues from sales of power sports products during the three-month period ended September 30, 2006 were approximately 8.7% less than for the same period in 2005. Additionally, during our third quarter of 2006, $8.1 million of the approximately $24.1 million of our power sports sales (38.3%) were financed. In the event that the Federal Reserve resumes its policy of measured increases in the discount rate, the uncertainties created in the consumer financing market as a result of corresponding additional increases in interest rates, can reasonably be expected to have a continuing negative impact on the sale of new motorcycles in the next 12 to 24 months due to the increased costs to our customers.

During the early period of these measured increases in consumer interest rates, we believe that we experienced greater consumer interest in lower-priced used motorcycles, as a result of the increased costs of financing. This was also attributable to the addition of Chicago Cycles to our business in April 2004. Additionally, we commenced the sale of used motorcycles sales at our Andrew Cycles dealership in the second half of 2005, but have not yet achieved the level of sales penetration in used motorcycles at Andrews Cycles that we had forecasted. As consumer interest rates continued to climb throughout 2005 and in the first six months of 2006, it appears that these even higher rates began to negatively affect the sales of lower-priced used motorcycles. During the nine-month period ended September 30, 2006 approximately $4.3 million of our approximately $79.8 million (5.38%) in revenues from the sales of power sports equipment were generated from sales of used motorcycles compared to approximately $4.8 million of our approximately $81.5 million in revenues (5.9%) from such sales during the same period in 2005. As a result of the current pause in the Federal Reserve's increase in the discount rate, and the possibility that the discount rate may remain at its current level, or even be reduced, throughout the remainder of 2006 and the beginning of 2007, we believe that the sales of lower-priced used motorcycles will pick up sooner than new motorcycles. Therefore, we will continue to pursue the goal of increasing used motorcycle sales throughout the remainder of 2006 and beyond, at both of our locations. Although there can be no assurance, we believe that our greater focus on sales of lower-priced used motorcycles, which generally provide larger sales margins, will help make up for any reduction in sales of new motorcycles.

Effects of Significant Changes in Fuel Costs

During the third quarter of 2006, we experienced a decrease in sales of motorcycles and scooters compared to the same period in 2005. We believe this decrease resulted, in part, due to a significant reduction in gasoline prices in the latter part of the third quarter. Lower gas prices may have resulted in less incentive for prospective customers to purchase motorcycles or scooters to reduce fuel costs. Notwithstanding this recent reversal in the movement of gasoline prices, we believe that it is reasonable to assume that prices will resume their upward trend during the next six to twelve months, which will likely result in many consumers considering the use of motorcycles and scooters as alternative forms of transportation to automobiles, since motorcycles and scooters provide significantly better gas mileage than automobiles resulting in substantially lower fuel costs. Any such increase in the purchase of motorcycles and scooters could have a positive impact on our sales for the next 12 to 24 months.

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

Overall impact on our Future Earnings

Notwithstanding our downturn in sales during the third quarter of 2006, we intend to continue to evaluate and analyze our business decisions through effective inventory management, as described in greater detail under the heading Inventory Management, included elsewhere in this MD&A. Assuming that gas prices resume the types of increases experienced during the 18 months prior to the third quarter of 2006, we foresee promising opportunities to increase our sales of motorcycles and scooters as consumers again face substantial increases in gas prices and give greater consideration to the purchase of motorcycles and scooters which provide significantly greater gas mileage than automobiles. Additionally, while our current business has been affected by the Federal Reserve's increase in interest rates, which directly increases the cost of financing purchases of our motorcycles and other power sports products, the current pause in its policy of measured increases to the discount rate, along with the possibility of measured reductions in 2007, could have a positive financial affect on our business. On the other hand, in the event that the Federal Reserve chooses to resume its increase in the discount rate, this would, in all likelihood, continue to negatively impact sales of motorcycles and other power sports equipment. Additionally, in the event that we are able to successfully integrate additional dealerships and/or new brands into our existing business, we believe that this could result in greater sales margins and an even greater increase in earnings. These greater sales margins would be created by the consolidation of expenses through the implementation of our superstore business plan, resulting in greater earnings per unit sold. While it is management's intent to pursue the goals described herein, we cannot assure you that these goals will be achieved at any level.

Loan Transactions

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

To fund the amount payable at closing for Chicago Cycles, we borrowed $1,250,000 from The Fifth Third Bancorp Bank (the "Bank"), pursuant to a term loan. This loan, which initially matured on May 31, 2004, was refinanced with the Bank through a term loan amortized over a 72 month period, but is payable in full on May 31, 2007, bearing interest at prime plus one percent (9.25% at September 30, 2006.) Our payment obligations under this term loan also are personally guaranteed by Russell Haehn and Gregory Haehn. This loan is also secured by a first priority lien on all of our assets (including, without limitation, the Chicago Cycles assets). As of September 30, 2006, the outstanding amount of this term loan, including accrued interest thereon, was $833,360.

On April 20, 2004, pursuant to a $500,000 aggregate principal amount promissory note bearing interest at the rate of fourteen (14%) percent per annum (the "Bridge Note"), we received, from a third party, an aggregate principal amount bridge loan (the "Bridge Loan"). All outstanding principal on the Bridge Note was due on October 15, 2004. To secure the repayment of principal and interest on the Bridge Note, each of Russell Haehn and Gregory Haehn (i) pledged to the lender 150,000 shares (300,000 shares in the aggregate) of common stock owned by each of them and (ii) guaranteed all of our payment obligations to the lender. As partial consideration for the Bridge Loan, we issued to the lender a five-year warrant to purchase 100,000 shares of common stock, at an exercise price of $2.25 per share. We also granted the lender certain piggyback registration rights with respect to the shares of common stock underlying the warrant. We used the $500,000 Bridge Loan proceeds for working and operating capital. On October 15, 2004, we repaid $250,000 of the principal amount outstanding under the Bridge Loan. Pursuant to a letter agreement entered into with the lender on October 6, 2004, payment of the remaining $250,000 of principal and all accrued interest thereon was extended until January 15, 2005. We paid the lender $2,500 in consideration for the extension. In September 2005, the lender assigned its rights to $50,000 of the $250,000 principal amount the outstanding to an affiliate of the lender, who in turn converted it into Series A Shares and Series A Warrant in our September 2005 Private Placement. On September 20, 2005, we used net proceeds from our September 2005 Private Placement, in the amount of $203,383.26 to repay the remaining outstanding principal amount of the Bridge Loan and all accrued and unpaid interest thereon.

On December 20, 2005, the third party that provided us with the Bridge Loan provided us with a new bridge loan in the principal amount of $250,000 (the "2005 Bridge Loan"). In connection with the 2005 Bridge Loan we issued to the lender a $250,000 principal amount promissory note providing for interest at the rate of fifteen percent (15%) per annum (the "2005 Bridge Note"). Interest on the 2005 Bridge Note is payable monthly, and all outstanding principal and accrued but unpaid interest was due and payable on March 20, 2006. In March we repaid $25,000 of the outstanding principal amount and at March 31, 2006, the outstanding principal amount was $225,000. We obtained a ninety (90) day extension for the payment of the remaining $225,000. In consideration for this extension we paid the lender $2,500. On June 29, 2006 we repaid an additional $25,000 of the outstanding principal amount and at September 20, 2006, the outstanding principal amount was $200,000. On September 20, 2006, we obtained another sixty (60) day extension for the payment of the remaining $200,000 due on November 20, 2006. We did not pay any additional consideration to the third party for such extension. We are currently negotiating an additional six (6) month extension for the repayment of this outstanding principal amount. We have continued to make all interest payments on the 2005 Bridge Loan, when due and payable, and intend to make such interest payments on a timely basis during any further extension thereof.

We also have obtained a revolving line of credit with the Bank, in the maximum amount of $250,000. This line of credit bears interest at the rate of prime plus one percent (9.25% at September 30, 2006) and has no stipulated repayment terms. At September 30, 2006, the aggregate amount of principal and interest outstanding on this credit line was $249,863. This line of credit is secured by a lien on substantially all of our assets.

Financing Activities

In September 2005, the Company sold to accredited investors, in a private placement offering (the "September 2005 Private Placement"), 2,870 Series A Shares and warrants to purchase up to of 5,740,000 shares common stock (the "Series A Warrants"), resulting in the receipt by the Company of $2,870,000 of gross proceeds including the repayment of $50,000 of indebtedness outstanding under the Bridge Loan from HSK Funding, Inc., by the conversion of that amount into Series A Shares and Series A Warrants. These securities are convertible into the shares of common stock. After deduction of all offering expenses for the September 2005 Private Placement, including the placement agent's commissions and nonaccountable expense allowance, the Company received net proceeds of $2,485,163. The Company used these net proceeds for debt repayment, legal fees, and general working capital purposes. At September 30, 2006, 420 Series A Shares had been converted into 935,000 shares of our common stock.

Anticipated Funding of Operations

The amount required to fund the growth our ongoing operations, as well as the means by which we obtain this funding, will be wholly dependent on the magnitude and timeframes we set for any growth in our business. Based on our current expected growth in the next 12 to 24 months, we expect to fund our ongoing operations as follows:

Cash Flow from Operations

Notwithstanding the decline in sales, during the third quarter of 2006, as compared to the same period in 2005, our goal continues to be to significantly increase our cash flow from operations by growing sales within our current business structure and through the acquisition of other power sports dealers. Based on our current business plan, and assuming that we can resume sales growth consistent with increases achieved prior to the third quarter of 2006, we believe that we will begin to generate sufficient cash flow from operations to fund the growth of our business during the third quarter of 2007. To the extent that the weaker sales climate we experienced during the third quarter continues for a sustained period our ability to generate such cash flow could be delayed or may not occur at all. Additionally, to the extent that the growth of our business involves the acquisition of other dealers, our ability to do so will depend on the availability of the types of financing discussed below.

Bank Financing

We currently have a revolving credit line with Fifth Third Bancorp in a total available amount of $250,000 of which $249,863 was funded at September 30, 2006.

Equity Financing

Although it is not our intention to raise additional funds through the sale of our equity securities to directly fund our working capital needs, to the extent that sales of our power sports products continue at the levels experienced in the three (3) month period ended September 30, 2006 and/or the growth of our business involves either the acquisition of other power sports dealers or the acquisition of significant assets out of the ordinary course of our business, such as acquiring a new brand of motorcycles, we will most likely be required to raise additional funds through the sale of common stock or preferred stock to fund our business or consummate any of these acquisitions. It could be difficult for us to raise funds in amounts and on terms sufficient to fund any of these proposed acquisitions.

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

Results of Operations

Three Months Ended September 30, 2006 Compared With Three Months Ended September 30, 2005.

                             September     September
                             30, 2006      30, 2005
                              (Three        (Three       Increase
                              Months)       Months)     (Decrease)      % Change
                            ----------    ----------    ----------      --------
TOTAL REVENUES              24,866,822    27,249,505    (2,382,683)       -8.7%

COST OF SALES               21,149,746    23,331,187    (2,181,441)       -9.3%

OPERATING EXPENSES           3,502,751     3,236,829       265,922         8.2%

INCOME FROM OPERATIONS         214,325       681,489      (467,164)      -68.6%

INCOME (LOSS) BEFORE
PROVISION (BENEFIT) FOR
INCOME TAXES                  (128,969)      565,726      (694,695)     -122.8%

NET INCOME (LOSS) BEFORE
PREFERRED DIVIDENDS           (101,869)      325,726      (427,595)     -131.3%

Total Revenues:

Revenues for the three months ended September 30, 2006 were $24,866,822 representing a decrease of $2,382,683 (-8.7%) from the $27,249,505 reported for the three months ended September 30, 2005. This decrease in revenues was, we believe, primarily attributable to a substantial reduction in the purchase of motorcycles experienced by most dealers. Sales at our Chicago facilities were most affected, representing substantially all of our decrease in revenues between the applicable periods. While it is difficult to determine, with certainty, the reasons for the significant decrease in the sales of motorcycles and other power sports vehicles during the third quarter of 2006, we believe that the following events have contributed to weaker sales:

o Continuing increases in consumer interest rates for the eighteen (18) month period through June 2006 has made financing the purchase of motorcycles more expensive and appears to have priced the purchase of a motorcycle out of the price range of many potential customers;

o Also as a result of the increase in consumer interest rates, manufacturer financing incentives, which provide purchasers with below market interest rates at the beginning of the loan term and higher interest rates in later years, were not nearly as successful in generating sales as such incentives have been in prior periods;

o Gas prices, which had substantially increased during the twelve (12) months prior to the third quarter of 2006, decreased considerably during such quarter, possibly also reducing the incentive for prospective customers to purchase motorcycles and scooters, which provide better gas mileage and therefore lower fuel costs; and

o Manufacturers, particularly with respect to all terrain vehicles ("ATVs"), did not introduce distinctively new models of their products for the 2006 model year, which appears to have resulted in less consumer interest and, as a result, significantly weaker sales.

Cost of Sales:

Cost of sales for the three months ended September 30, 2006 was $21,149,746 a decrease of $2,181,441 (-9.3%) from $23,331,187 for the three months ended September 30, 2005. This decrease in cost of sales was primarily attributable to a corresponding decrease in sales during the third quarter of 2006 compared with the same period in 2005, as discussed in greater detail above.

Operating Expenses:

Operating expenses for the three month period ended September 30, 2006 were $3,502,751, reflecting an increase of $265,922 (8.2%) from operating expenses of $3,236,829 for the same period ended September 30, 2005. The aggregate increase in such costs were principally related to (i) an approximate increase of $438,151 in salaries and other compensation payable to employees, as well as payroll taxes and (ii) an approximate increase of $60,500 in rent, during the three months ended September 30, 2006 compared to the same period in 2005. This increase was partially offset by a decrease in advertising and marketing expenses in the third quarter of 2006 compared to the same period in 2005 of approximately $305,300.

Income from Operations:

Income from operations decreased from $681,489 for the three months ended September 30, 2005 to $214,325 for the three months ended September 30, 2006, representing a decrease of $467,164 (-68.6%). This decrease in income from operations was a direct result of the 8.7% decline in revenues, as discussed above, along with the 8.2% increase in operating expenses, also as discussed above.

Income (Loss) before Provision (Benefit) for Taxes:

We had a loss before provision for taxes, for the three months ended September 30, 2006 of $128,969 as compared with income before provision for taxes of $565,726 for the same period in 2005, which represents a reduction of 122.8%. This reduction in income before provision for taxes is similarly attributable to the 8.7% decline in revenues and the 8.2% increase in operating expenses between the applicable periods discussed above. Additionally, this reduction was also the result of a substantial increase in net interest expense to $355,465 in the three month period ended September 30, 2006 from $115,763 in the same period in 2005, an increase of 207%. Such increase in net interest expense was primarily attributable to (i) the additional interest payable on financed inventory which we were unable to sell due to the weak sales environment during the third quarter of 2006 and (ii) an increase in the interest rate payable on our inventory financing from 7.75% at September 30, 2005 to 9.25% at September 30, 2006.

Net Income (Loss) before Preferred Dividends:

We had a net loss before preferred dividends of $101,869 for the three months ended September 30, 2006, as compared to net income of $325,726 for the same period in 2005, which represents a reduction of 131.3%. There was a tax benefit for the three month period ended September 30, 2006 of $27,100 as compared to taxes of $240,000 for the same period in 2005. The reduction in net income before preferred dividends was a result of all of the factors discussed above.

Nine Months Ended September 30, 2006 Compared With Nine Months Ended September 30, 2005

                             September      September
                             30, 2006       30, 2005       Increase
                           (Nine Months)  (Nine Months)   (Decrease)    % Change
                           -------------  -------------   ----------    --------

TOTAL REVENUES              82,626,885     83,784,883     (1,157,998)     -1.4%

COST OF SALES               70,362,596     73,271,992     (2,909,396)     -4.0%

OPERATING EXPENSES          10,701,665      8,719,811      1,981,854      22.7%

INCOME FROM OPERATIONS       1,562,624      1,793,080       (230,456)    -12.9%

INCOME (LOSS) BEFORE
PROVISION (BENEFIT) FOR
INCOME TAXES                   660,835      1,290,707       (629,872)    -48.8%

NET INCOME (LOSS) BEFORE
PREFERRED DIVIDENDS            262,135        877,707       (615,572)    -70.1%

Total Revenues:

Revenues for the nine months ended September 30, 2006 were $82,626,885 representing a decrease of $1,157,998 (-1.4%) from the $83,784,883 reported for the nine months ended September 30, 2005. In addition to the weaker sales in the third quarter, which is discussed above, revenues from sales, during the first quarter of 2006 were also down 11.2% compared to the first quarter of 2005, despite an increase in revenues from retail sales of our products, during the first quarter of 2006, as compared to the same period in 2005. Such decrease was primarily attributable to a significant reduction in revenues from wholesale sales of our products to other dealers and distributors, in the first three months of 2006. Reducing wholesale sales was part of our plan to stabilize our inventory for the purpose of increasing our profit margins for the remainder of 2006. During the second quarter of 2006, revenues increased by 9.9% compared to the same period in 2005. This increase almost completely offset decreases during the first and third quarters.

Cost of Sales:

Cost of sales for the nine months ended September 30, 2006 decreased by $2,909,396 (-4.0%) to $70,362,596 during the nine months ended September 30, 2006, as compared to $73,271,992 for the same period in 2005. As discussed above, the reduction in the cost of sales for the three months ended September 30, 2006 reflects the decrease in sales during that period compared to the third quarter of 2005. We experienced a greater reduction in cost of sales on a percentage basis (-15.4%) during the first quarter of 2006 compared to the same period, similarly due to the decrease in sales between those two periods. These reductions were substantially offset by an increase in cost of sales of 6.9% in the second quarter of 2006 compared to the same period in 2005. Such increase similarly corresponded with the increase in sales between those applicable periods.

Operating Expenses:

Operating expenses for the nine months ended September 30, 2006 were $10,701,665, an increase of $1,981,854 (22.7%) over $8,719,811 for the same period in 2005. The aggregate increase in such costs was principally  related to
(i) an approximate increase of $1,019,076 in salaries and other compensation payable to employees; (ii) an approximate increase of $226,969 in advertising and marketing expenses; (iii) an approximate increase of $149,695 in rent; (iv) an approximate $105,549 increase in insurance; and (v) an approximate increase of $93,021 in utilities during the nine months ended September 30, 2006 compared to the same period in 2005.

Income from Operations:

Income from operations decreased from $1,793,080 for the nine months ended September 30, 2005 to $1,562,624 for the nine months ended September 30, 2006, representing a decrease of $230,456 (-12.9%). This decrease in income from operations was primarily attributable to the 22.7% increase in operating expenses, as discussed above.

Income (Loss) before Provision (Benefit) for Taxes:

We had income before provision for taxes for the nine months ended September 30, 2006 of $660,835, as compared with income before provision for taxes of $1,290,707 for the same period in 2005, which represents a reduction of 48.8%. This reduction in income before provision for taxes is primarily attributable to the 22.7% increase in operating expenses between the applicable periods discussed above. Additionally, this reduction was also the result of a substantial increase in net interest expense to $935,157 in the three month period ended September 30, 2006 from $601,933 in the same period in 2005, an increase of 55.4%. Such increase in net interest expense was primarily attributable to (i) the additional interest payable on financed inventory which we were unable to sell due to the weak sales environment during the third quarter of 2006 and (ii) an increase in the interest rate payable on our inventory financing from 7.75% at September 30, 2005 to 9.25% at September 30, 2006.

Net Income (Loss) before Preferred Dividends:

We had net income before preferred dividends of $262,135 for the nine months ended September 30, 2006, as compared to net income of $877,707 for the same period in 2005, which represents a reduction of 70.1%. Taxes for the nine month period ended September 30, 2006 were $398,700 as compared to $413,000 for the same period in 2005. Although net income was approximately 70% less between these periods, provision for taxes was only slightly less in the three months ended September 30, 2006 compared with the same period in 2005, since the Company was able to apply net operating losses from prior years during 2005, which were no longer available in 2006. The reduction in net income before preferred dividends was a result of all of the factors described above, including the proportionately higher tax rate paid by the Company for the nine months ended September 30, 2006.

Liquidity and Capital Resources

Our primary source of liquidity has been cash generated by operations and borrowings under various credit facilities. At September 30, 2006, we had $139,600 in cash and cash equivalents, compared to $227,301 at December 31, 2005. Until required for operations, our policy is to invest excess cash in bank deposits and money market funds. Net working capital at September 30, 2006 was $1,082,109 compared to $1,128,886 at December 31, 2005.

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

The Company has acquired the loans described under the heading Loan Transactions above. As a result of the September 2005 Private Placement, the Company also raised additional cash from financing activities of approximately $2,485,000 for use in connection with its operations. As a result of weaker sales during the third quarter of 2006, the Company may be required to obtain additional debt financing to support its operations until cash flow resumes more traditional levels, which the Company anticipates occurring on or around the beginning of the second quarter of 2007. Additionally, in the future the Company may attempt to raise additional financing through the sale of its debt and/or equity securities for expansion of its business including acquisitions of other dealers and brands.

Inventory Management

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

Critical Accounting Policy and Estimates.

Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, as promulgated by the PCAOB. The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, fixed assets, inventory, accounts receivable, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Set forth below are the policies that we have identified as critical to our business operations and the understanding of our results of operations or that involve significant estimates. For detailed discussion of other significant accounting policies see Note A, Summary of Significant Accounting Policies, of Notes to Condensed Consolidated Financial Statements, contained elsewhere in this report.

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

Contractual Obligations

We have entered into various contractual obligations, which may be summarized as follows:

-------------------------------------------------------------------------------------------------------------------------
                                                                        Payments due by period
                                                  -----------------------------------------------------------------------
           Contractual Obligations                               Less than 1                                  More than 5
                                                     Total          year        1-3 years      3-5 years        years
-------------------------------------------------------------------------------------------------------------------------
Long-Term Debt Obligations                        $1,327,355     $  702,315     $  625,040             --             --
-------------------------------------------------------------------------------------------------------------------------
Capital (Finance) Lease Obligations               $5,111,008     $  500,000     $1,694,845     $1,854,609     $1,061,554
-------------------------------------------------------------------------------------------------------------------------
Operating Lease Obligations                               --             --             --             --             --
-------------------------------------------------------------------------------------------------------------------------
Purchase Obligations                               As Needed
-------------------------------------------------------------------------------------------------------------------------
Other Long-Term Liabilities Reflected on the
Company's Balance Sheet under the GAAP of the             --             --             --             --             --
primary financial statements
-------------------------------------------------------------------------------------------------------------------------
Total                                             $6,438,363     $1,202,315     $2,319,885     $1,854,609     $1,061,554
-------------------------------------------------------------------------------------------------------------------------

Item 3. Quantitative and Qualitative Disclosure about Market Risk

The Company is exposed to market risk in the ordinary course of its business. These risks are primarily related to changes in short-term interest rates. The potential impact of the Company's exposure to these risks is presented below:

Interest Rates

Floor Plan Financing:

We purchase new and used vehicle inventory by utilizing floor plan financing provided by lending institutions, as well as manufacturers of certain of the products we sell, including Kawasaki Motor Finance Company and America Honda Finance. We had outstanding indebtedness under floor plan notes of $20,878,709 and $17,159,719, at September 30, 2006 and December 31, 2005, respectively. Interest rates in connection with our floor plan financing generally fluctuate based on the prime rate, the type of product being financed and the length of time that such product remains on the floor plan. During the first nine months of 2006, interest rates on our floor plan financing have ranged from a low of 4.8% to a high of 16.5%. Since we are dependent to a significant extent on our ability to finance the purchase of inventory, increases in the prime rate of interest could have a significant negative impact on our income from operations, as a result of the greater interest we will be required to pay with respect to our floor plan financing. When new model inventory is initially purchased usually there is a period of time when zero interest is paid or accrued. However, interest costs on new inventory will begin to accrue in a subsequent period. Continued increases would, in all likelihood, result in a reduction in our income from operations in 2006 and thereafter. Although we cannot determine the precise impact of rate increases, we believe that we would begin to experience a material negative impact on our financial condition if the prime rate were to increase to 10% from its current rate of 8.25%.

Line of Credit:

We also have an existing revolving credit line with Fifth Third Bancorp, the interest rate of which also fluctuates with the prime rate, at prime plus one percent. Since the aggregate outstanding indebtedness of this line of credit was $249,863 and $249,863 at September 30, 2006 and December 31, 2005, respectively, we do not believe that fluctuations in the prime rate under our credit line will have more than a slight negative impact on our income from operations.

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

Item 4. Controls and Procedures

Our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report (September 30, 2006). Based on this evaluation, our principal executive officer and our principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective. Disclosure controls and procedures mean our controls and other procedures that are designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II

                                OTHER INFORMATION

Item 1. Legal Proceedings

            None

Item 1A. Risk Factors

The most  significant  risk factors  applicable  to the Company are described in
Part I, Item 1A (Risk Factors) of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (our "2005 Form 10-K"). There have been no material changes to the risk factors previously disclosed in our 2005 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

            None

Item 3. Defaults upon Senior Securities

            None

Item 4. Submission of Matters to a Vote of Security Holders

            None

Item 5. Other Information

On October 27, 2006, Russell Haehn, the Company's Chairman and Chief Executive Officer provided a working capital loan to the Company in the amount of $350,000. This loan is evidenced by a promissory note (the "Note") in the principal amount of $350,000 payable on demand any time after October 26, 2007. The Note bears interest at a rate of 6% per annum, and the outstanding principal amount and all accrued interest are payable upon demand or sooner if prepaid by the Company.

Item 6. Exhibits

      10.2 Promissory Note issued to Russell A. Haehn, dated as of October 27, 2006, in the principal amount of $350,000.

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

                                    GIANT MOTORSPORTS, INC.

Date: November 17, 2006             By: /s/ Russell A. Haehn
                                        ----------------------------------------
                                           Name: Russell A. Haehn
                                    Title: Chairman of the Board of Directors,
                                           Chief Executive Officer and Secretary
                                           (Principal Executive Officer)

Date: November 17, 2006             By: /s/ Gregory A. Haehn
                                        ----------------------------------------
                                           Name:  Gregory A. Haehn
                                    Title: President, Chief Operating Officer,
                                           Treasurer and a Director
                                           (Principal Financial and Accounting
                                           Officer)