Form 10-K
period 2006-12-31
GIANT MOTORSPORTS INC
filed 2007-04-17
CIK 1204947

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 for the fiscal year ended December 31, 2006

OR

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

Commission File Number 000-50243

GIANT MOTORSPORTS, INC.
(Exact name of Registrant as Specified in its Charter)

Nevada	33-1025552
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

13134 Route 62
Salem, Ohio	44460
(Address of principal executive offices)	(Zip Code)

(440) 332-8534
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, .001 par value per share
(Title of Class)

Series A Warrants to purchase shares of Common Stock, at an exercise price of $.50 per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
 Yes ☐ No ☒

Indicate by check mark whether registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.
Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)
Yes ☐ No ☒

The aggregate market value of the common equity of the registrant held by non-affiliates as of April 12, 2007 was approximately $944,025 as computed by reference to the closing price of the common stock on the Over-the-Counter Bulletin Board on such date ($0.20). As of April 12, 2007, the number of issued and outstanding shares of common stock of the registrant was 12,213,126.

GIANT MOTORSPORTS, INC.

FORM 10-K

FISCAL YEAR ENDED DECEMBER 31, 2006

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

i

PART I
ITEM 1.  BUSINESS

General

Giant Motorsports, Inc. (“us,” “our,” “we,” the “Company” or “Giant”) through our two wholly-owned subsidiaries, owns and operates two retail power sport superstores in the Midwestern United States. Our core brands include Suzuki, Yamaha, Honda, Ducati, Kawasaki and Polaris. Our superstores operate in Salem, Ohio and Chicago, Illinois under the names “Andrews Cycles” and “Chicago Cycles,” respectively.

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

On January 16, 2004, we acquired all of the issued and outstanding shares of W.W. Cycles, Inc. (“W.W. Cycles”), from Gregory A. Haehn and Russell A. Haehn, our current officers and directors, and one other employee of W.W. Cycles, in exchange for our issuance of an aggregate of 7,850,000 shares of our common stock, which resulted in W.W. Cycles' becoming our wholly-owned subsidiary. On that same date, our two current officers and directors also purchased an additional 150,000 shares of our common stock from a then shareholder of the Company for an aggregate purchase price of $178,750. Simultaneously with the closing of this acquisition, the then sole director and officer of the Company resigned as a director and officer and was replaced by our current officers and directors. Russell A. Haehn became the Chairman, Chief Executive Officer, Secretary and a Director of the Company and Gregory A. Haehn became the President, Chief Operating Officer, Treasurer and a Director of the Company, which are the same positions in which they currently serve. The Company, which was then called American Busing Corporation, changed its name to Giant Motorsports, Inc., effective as of April 5, 2004. We currently conduct all of our “Andrews Cycles” business through our W.W. Cycles subsidiary.

Chicago Cycles Subsidiary

On April 30, 2004, we acquired substantially all of the assets of King's Motorsports, Inc. (the “Chicago Cycles Assets”), the corporate entity that conducted business under the name Chicago Cycle Center ("King's Motorsports"). We agreed to pay Kings Motorsports a total of $2,925,000 for the Chicago Cycle Assets, as follows:

•	$1,250,000 on the date of closing; and

•	$1,675,000 through the issuance to Kings Motorsports of a 6% $1,675,000 aggregate principal amount note (the "King's Note").

To fund the amount payable at closing for Chicago Cycles, we borrowed $1,250,000 from The Fifth Third Bancorp Bank (the "Bank"), pursuant to a term loan. This loan, which initially matured on May 31, 2004, was refinanced with the Bank through a term loan amortized over a 72 month period, but is payable in full on May 31, 2007, bearing interest at the rate of prime plus one percent (8% at December 31, 2005). Our payment obligations under this term loan also are personally guaranteed by Russell Haehn and Gregory Haehn. This loan is also secured by a first priority lien on all of our assets (including, without limitation, the Chicago Cycles Assets). As of December 31, 2006, the outstanding amount of this term loan, including accrued interest thereon, was $781,280.

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

We are a retail dealer of power sports products, and sell our products in superstores that operate under the names “Andrews Cycles” and “Chicago Cycles.” Our Andrews Cycles subsidiary is located in Salem, Ohio, had approximately 55 employees, as of April 1, 2007, and sells power sports products to customers residing within an approximate 200 square mile area of its facilities. Our Chicago Cycles operations are located in Skokie, Illinois, has approximately 80 employees as of April 1, 2007, and sells power sports products to customers residing within an approximate 200 square mile area of its facilities. Both Andrews Cycles and Chicago Cycles also sell power sports products and parts through our websites specifically dedicated to those businesses.

During our fiscal years ended December 31, 2006, 2005 and 2004, sales of motorcycles, ATV's and other power sports products, including accessories, accounted for approximately 97%, 97% and 97%, respectively, of our total revenues generated during such periods.

Servicing and Repairs

In addition to product sales, we also provide servicing and repair services for the products we sell as a courtesy to our customers. These services, which are provided by mechanics, include crash repairs (body work) and normal wear and tear installation and repairs such as brake replacement, repair of exhaust systems, shock absorber replacement, battery replacement, oil changes and tune-ups. During our fiscal years ended December 31, 2006, 2005 and 2004, servicing and repairs accounted for approximately 2.3%, 3% and 3%, respectively, of our total revenues generated during such periods. Servicing and repairs have always been an insignificant portion of our business. We do not have any plans to increase this part of our business, in the future, as we do not believe that servicing and repairs offers any opportunity for producing significant income for our business.

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

Principal Suppliers of our Products

We purchase substantially all of our products from the following manufacturers:

•	American Honda Motor Company, Inc.

•	Yamaha Motor Corporation

•	American Suzuki Motor Corporation

•	Kawasaki Motors Corp. U.S.A., Inc.

•	Ducati North America

•	Polaris Industries, Inc.

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

Market for our Products and Services

According to the Motorcycle Industry Council, an organization that provides sales information for the motorcycle industry, sales of motorcycles in the United States in 2006 modestly increased to 1,022,332 units (including scooters, street bikes, off-road bikes and dual sport vehicles (vehicles used both on and off streets). This was slightly higher than the 1,009,588 units sold in the United States in 2005, representing a 1.3% increase. These statistics generally cover sales of the major U.S. and Japanese brands. Although there was a modest increase in sales in 2006, most of this was attributable to a 19.0% increase in dual sport vehicles. Sales of on-road motorcycles increased only 5.4% and sales of off-road motorcycles decreased 9.0% in 2006 compared to 2005. In addition, sales of ATV’s in 2006 decreased 4.2% in 2006 compared to 2005. This 1.3% increase in industry sales for 2006 reflects a significant downturn in the market compared to a prior report by the Bureau of Transportation Statistics that stated that during 2004 industry sales of motorcycles, parts and accessories generated revenues of approximately $12.7 billion, representing an increase of approximately 15.5% over revenues of approximately $11 billion in 2003.

We believe that our 4.6% reduction in sales during 2006 as compared to 2005 was attributable, in part, to the reduction in ATV sales in 2006, as sales of ATV's represented approximately 50% of overall unit sales at our Andrew Cycles location and approximately 20% of unit sales at Chicago Cycles.

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

Business Plan

It is our plan to maximize the operating and financial performance of our dealerships by achieving certain efficiencies both at the store and corporate levels. We believe this will enhance internal growth and profitability. We have begun, and plan to continue to centralize certain of our administrative functions including:

•	accounting;

•	finance;

•	insurance;

•	employee benefits;

•	strategic planning;

•	marketing;

•	purchasing; and

•	Management information systems (MIS).

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

•
Super Store Concept. The "Super Store" has proven to be an effective strategy in the successful consolidation of many other retail industries. Super Stores are the choice of consumers nationwide. These large stores represent and imply the widest offerings, the lowest prices, and, we believe, will contribute to the development of a more mainstream motorsports marketplace.

•
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

•
Competitive Workforce Development. A significant portion of the compensation we pay to our sales staff is commission based. We believe that commission-based compensation provides incentive for our salespersons to expend their greatest efforts to sell our products and services. Since their compensation is directly related to sales, our ability to hire successful salespersons is conditioned upon their belief that our dealerships will generate significant traffic and provide the inventory levels necessary to maximize sales opportunities. Our goal to build a “market leader” presence, proper inventory levels and an overall aggressive yet tactful approach, we believe, will attract the successful salespersons we need to sell our products and services.

•
Inventory Utilization. We believe that by housing our inventory in one large central facility, and distributing products from that facility to each of our dealerships, on an as-needed basis, we will be able to deliver products to our customers faster than other dealerships which are required to wait, for delivery of out-of-stock products.

•
Marketing Efficiencies. With a regional presence, and the use of single creative themes, tested for effectiveness, we believe that we will be able to take advantage of semi-national and possibly national marketing opportunities which typically offer reduced advertising rates based on the utilization of economies of scale. We also plan to maximize our use of cooperative advertising.

•
E-Commerce and Mail Order Opportunities. We intend to develop e-commerce and mail order strategies for the sale of parts and accessories that will expand our customer base outside of our dealership territories. We believe that the expansion of our business, over the internet and through mail order business, will assist us in the development of a national presence and create customer interest to visit one of our “Super Stores,” although no assurance can be given that it will have such effect. We believe that increased efforts on internet and mail-order sales, will increase revenues and also create additional opportunities for strategic business relationships with dealerships outside of the territories where our dealerships are located, although no assurance can be given.

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

Floor Plan Financing

We are dependent to a significant extent on our ability to finance the purchase of inventory, which in the motorcycle and power sports retail industries involves significant sums of money in the form of floor plan financing. As of December 31, 2006, the Company had $20,885,887 of floor plan notes payable. Substantially all the assets of our dealerships are pledged to secure such indebtedness, which may impede our ability to borrow from other sources. We currently have floor plan facilities with a variety of lenders, including primarily GE Commercial Distribution Finance Corporation, Fifth Third Bank, Kawasaki Motors Finance Company, and American Honda Finance. Several of such lenders are associated with manufacturers with whom we have dealership agreements. Consequently, deterioration of our relationship with a manufacturer could adversely affect our relationship with the affiliated floor plan lender and vice versa.

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

Employees

As of April 1, 2007, we had approximately 134 employees (excluding our two executive officers), 54 of whom are employed at our Andrews Cycles dealership and the other 80 of whom are employed at our Chicago Cycles dealership. All of our employees were employed on a full-time basis including 2 executives, 82 salespersons, six administrative persons, 26 service technicians and 20 clerical persons. We are not a party to a collective bargaining agreement with our employees and we believe that our relationship with our employees is satisfactory.

Properties

Our principal executive offices are located at our recently expanded 75,000 square foot facility at 13134 State Route 62, Salem Ohio 44460, which is also the offices and showroom for our Andrews Cycles dealership. We lease this facility from an affiliated entity controlled by Russell A. Haehn, our Chairman, Chief Executive Officer and a controlling shareholder. On October 1, 2006 we entered into a new lease for this facility, effective as of January 1, 2007 and continuing through December 2016, at a rental rate of $24,000 per month. The lease provides for two consecutive five-year renewal terms at a rental rate to be negotiated.

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

A NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (including the Exhibits hereto) contains certain “forward-looking statements” within the meaning of the of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995, such as statements relating to our financial condition, results of operations, plans, objectives, future performance and business operations. Such statements relate to expectations concerning matters that are not historical fact. Accordingly, statements that are based on management's projections, estimates, assumptions and judgments are forward-looking statements. These forward-looking statements are typically identified by words or phrases such as “believe,” “expect,” “anticipate,” “plan,” “estimate,” “approximately,” “intend,” and other similar words and expressions, or future or conditional verbs such as “should,” “would,” “could,” and “may.” In addition, we may from time to time make such written or oral “forward-looking statements” in future filings with the Securities and Exchange Commission (the “Commission” or “SEC”) (including exhibits thereto), in our reports to shareholders, and in other communications made by or with our approval. These forward-looking statements are based largely on our current expectations, assumptions, plans, estimates, judgments and projections about our business and our industry, and they involve inherent risks and uncertainties. Although we believe that these forward-looking statements are based upon reasonable estimates and assumptions, we can give no assurance that our expectations will in fact occur or that our estimates or assumptions will be correct, and we caution that actual results may differ materially and adversely from those in the forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties, contingencies and other factors that could cause our or our industry's actual results, level of activity, performance or achievement to differ materially from those discussed in or implied by any forward-looking statements made by or on behalf of us and could cause our financial condition, results of operations or cash flows to be materially adversely effected. Accordingly, investors and all others are cautioned not to place undue reliance on such forward-looking statements. In evaluating these statements, some of the factors that you should consider include those described below under "Risk Factors" and elsewhere in this annual report.

ITEM1.A.	RISK FACTORS

You should carefully review and consider the following risks as well as all other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and the notes to those statements. The following risks and uncertainties are not the only ones facing us. Additional risks and uncertainties of which we are currently unaware or which we believe are not material also could materially adversely affect our business, financial condition, results of operations, or cash flows. In any case, the value of our common stock could decline. To the extent any of the information contained in this annual report constitutes forward-looking information, the risk factors set forth below are cautionary statements identifying important factors that could cause our actual results for various financial reporting periods to differ materially from those expressed in any forward-looking statements made by or on our behalf and could materially adversely effect our financial condition, results of operations or cash flows. See also, “A Note About Forward-Looking Statements.”

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

Although we do not currently have any plans to raise additional financing through the sale of any of our securities, we may, in the future, attempt to obtain financing for acquisition opportunities through a combination of loans and equity investments from commercial sources, seller debt financing, issuance of our equity securities as part of the purchase price, and other sources. Commercial sources will tend to come from investment funds, private equity funds, and other non-traditional sources, usually at a very high borrowing cost. Use of our equity securities could result in material dilution to our existing shareholders. There can be no assurance that we will be able to obtain adequate financing for any acquisition, or that, if available, such financing will be on favorable terms.

Dependence on Floor Plan Financing.

We are dependent to a significant extent on our ability to finance the purchase of inventory, which in the motorcycle and power sports retail industries involves significant sums of money in the form of floor plan financing. As of December 31, 2006, we had $20,885,887 of floor plan notes payable. Substantially all the assets of our dealerships are pledged to secure such indebtedness, which may impede our ability to borrow from other sources. We currently have floor plan facilities with a variety of lenders, including primarily GE Commercial Distribution Finance Corporation, Fifth Third Bank, Kawasaki Motors Finance Company, and American Honda Finance. Several of such lenders are associated with manufacturers with whom we have dealership agreements. Consequently, deterioration of our relationship with a manufacturer could adversely affect our relationship with the affiliated floor plan lender and vice versa.

We have substantial outstanding indebtedness.

As of December 31, 2006, based upon our financial statements, our outstanding indebtedness to third parties, including the $20,885,887 of floor plan notes payable under our floor plan financing arrangements was approximately $25,429,389. As of December 31, 2006 approximately $781,280 of our outstanding indebtedness to third parties was represented by debt incurred by us, in connection with the acquisition of Chicago Cycles, which reflected the remaining outstanding amount of the $1,250,000 we borrowed from the Fifth Third Bank, pursuant to a Term Note dated March 12, 2004, to fund the initial $1,250,000 payment for such acquisition. The original loan from Fifth Third Bank matured on May 31, 2004, and we converted the entire $1,250,000 principal amount of this loan to a six (6) year term loan, which bears interest at the rate of prime plus one percent (9.25% at December 31, 2006) and is secured by a first priority lien on all of our assets, including the assets acquired from Chicago Cycles.

The motorcycle and power sports industries are subject to cyclical movements in the economy.

Sales of motorcycles/power sports products, historically have been cyclical, fluctuating with general economic cycles. During economic downturns, this industry tends to experience similar periods of decline and recession as the general economy. We believe that the industry is influenced by general economic conditions and particularly by consumer confidence, the level of personal discretionary spending, interest rates and credit availability. During 2006, the motorcycle industry experienced a significant downturn in sales as a result of increases in consumer financing interest rates and more restrictive credit requirements to obtain consumer financing, which resulted in a reduction in our sales. There can be no assurance that the industry will not experience sustained periods of decline in sales in the future, and that such decline would not continue to have a material adverse effect on our operations.

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

Our success depends to a large degree upon the skills of our senior management team and current key employees at our subsidiaries. The Company depends particularly upon the following key executives: Gregory A. Haehn, who is our President, Chief Operating Officer and a director, and Russell A. Haehn, who is our Chief Executive Officer and Chairman of the board of directors. In addition, we rely on the management skills of Philip A. Andrews, the general manager of our Andrews Cycles business conducted by our W.W. Cycles subsidiary in Salem, Ohio, and we also rely on Paul Katsiadas, the general manager of our Chicago Cycle business conducted by our Chicago Cycles, Inc. subsidiary in Chicago, Illinois.

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

Control by Management.

Subject to the requirement for us to obtain the separate approval of the holders of our Series A Shares, with respect to certain matters, our officers and directors may be able to influence matters requiring shareholders approval because they own a majority of our outstanding shares of voting stock. Our executive officers and directors beneficially own in the aggregate 9,020,000 shares of common stock (including options to purchase 1,500,000 shares of common stock at an exercise price of $1.25 per share), or approximately 65.8% of our outstanding shares of common stock. Because our Series A Shares are entitled to vote along with our common stock on all matters presented to our shareholders for approval, our executive officers and directors actually own approximately 48.5% of our outstanding shares of voting stock (giving effect to the voting rights of the 2450 Series A Shares outstanding at a rate of 2,000 votes for each such preferred share outstanding, and assuming exercise of all options held by such executive officers and directors). This concentration of ownership provides such persons with the ability, except with respect to those matters upon which the holders of the Series A Shares have a separate right of approval, to control and influence all corporate decisions and policies of shareholder voting matters, including, without limitation, the removal of directors. Additionally, except with respect to those matters upon which the holders of the Series A Shares have a separate right of approval, these persons would be able to approve any proposed amendment to our charter, a merger proposal, a proposed sale of assets or other major corporate transaction or a non-negotiated takeover attempt. This concentration of ownership may discourage a potential acquirer from making an offer to buy us, which, in turn, could adversely affect the market price of our common stock and warrants.

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

Our common stock is traded on the Over the Counter Bulletin Board, and therefore the trading volume is more limited and sporadic than if our common stock were traded on NASDAQ or a national stock exchange such as Amex. Additionally, the price of our common stock may be volatile as a result of a number of factors, including, but not limited to, the following:

•	quarterly variations in our operating results;

•	large purchases or sales of common stock;

•	actual or anticipated announcements of new products or services by us or competitors;

•	acquisitions of new dealerships;

•	investor perception of our business prospects or the motorcycle/power sports industry in general;

•	general conditions in the markets in which we compete; and

•	economic and financial conditions.

If outstanding Series A Shares, options and warrants are exercised or converted, the value of those shares of common stock outstanding just prior to the conversion will be diluted.

As of April 1, 2007, there are outstanding Series A Shares convertible into a total of 4,900,000 shares of our common stock and options and warrants to purchase 8,340,000 shares of common stock, with exercise prices ranging from $0.40 to $2.25 per share. If the holders exercise a significant number of these securities at any one time, the market price of the common stock could fall. In the event that the anti-dilution provisions contained in the Series A Shares and the Series A Warrants are triggered and we also issue additional shares of our common stock as dividends on the Series A Shares so that all or a significant portion of our outstanding common stock becomes available for resale, this could cause an even greater reduction in the market price of our common stock. The value of the common stock held by other shareholders will be diluted. The holders of the options and warrants have the opportunity to profit if the market price for the common stock exceeds the exercise price of their respective securities, without assuming the risk of ownership. If the market price of the common stock does not rise above the exercise price of these securities, then they will expire without exercise. The holders of these options and warrants may also exercise their securities if we are able to raise capital privately or from the public on terms more favorable than those provided in these securities. We cannot predict exactly if, or when, such a financing will be needed or obtained. Furthermore, we cannot predict whether any such financing will be available on acceptable terms, or at all.

“Penny stock” regulations may impose certain restrictions on the marketability of our securities.

The Securities and Exchange Commission has adopted regulations which generally define a “penny stock” to be any equity security that has a price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions (including the issuer of the securities having net tangible assets (i.e. total assets less intangible assets and liabilities) in excess of $2,000,000 or average revenue of at least $6,000,000 for the last three years). As a result, our common stock could be subject to these rules that impose additional sales practice requirements on broker-dealers who sell our securities to persons other than established customers and accredited investors (generally persons with a net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a “penny stock,” unless exempt, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Securities and Exchange Commission relating to the “penny stock” market. The broker-dealer must also disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the “penny stock” held in the account and information on the limited market in “penny stocks.” Consequently, although the “penny stock” rules do not currently apply to our securities, if these rules do become applicable in the future, this may restrict the ability of broker-dealers to sell our securities.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

This item is not applicable to the Company.

ITEM 2.	PROPERTIES

Set forth below is summary information of our current operating facilities:

LOCATION	PRINCIPAL USES OF SPACE	(IN SQUARE FEET)	LEASE EXPIRATION
Salem, Ohio	Offices, showroom	75,000	December 2016, and may be extended to December 2026
Skokie, Illinois	Offices, showroom and service facility	95,000	May 31, 2015 and may be renewed until May 31, 2025

We believe that our operating facilities are adequate for our present purposes and that additional operating facilities, if required, will be available to us on reasonably acceptable terms.

ITEM 3.	LEGAL PROCEEDINGS

Except for (i) a contract dispute with a public relations firm and (ii) a customer dispute relating to our Chicago Cycles subsidiary, both of which are not material, we are not currently subject to any legal proceedings, and to the best of our knowledge, none are threatened, the results of which would have a material adverse effect on our properties, results of operations or financial condition. Additionally, to our knowledge, neither of our officers and directors are involved in any legal proceedings in which we are an adverse party.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of our security holders during the fourth quarter of our fiscal year ended December 31, 2006.

PART II

ITEM5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded in the over-the-counter market on the Nasdaq OTC Bulletin Board under the symbol “GMOS.” The following table shows the price range of the Company's common stock for each quarter ended during the last two fiscal years.

	BID		ASK
Quarter Ended	High	Low	High	Low

3/31/05	1.30	1.26	1.30	1.26
6/31/05	.61	.60	.61	.60
9/30/05	1.03	.95	1.03	.95
12/31/05	1.01	.58	1.06	.60
3/31/06	.94	.90	.75	.62
6/30/06	.63	.45	.62	.35
9/30/06	.63	.38	.60	.38
12/31/06	.60	.17	.60	.17

HOLDERS

As of April 1, 2007, there were approximately 37 holders of record of the Company’s common stock.

DIVIDENDS

Subject to the rights that have been designated to the holders of our Series A Convertible Preferred Stock (the “Series A Shares”), which dividends are payable in cash or shares of our common stock, as determined in our sole discretion, and any other holders of preferred stock that may be authorized by our Board, holders of our common stock are entitled to receive dividends when and if declared by our Board of Directors out of funds legally available. We have not paid any dividends on our common stock. The payment of dividends, if any, in the future is within the discretion of the Board of Directors and is also subject to the approval of the holders of the Series A Shares. The payment of dividends, if any, in the future will depend upon our earnings, capital requirements, financial condition and other relevant factors. Our Board of Directors does not presently intend to declare any dividends in the foreseeable future. Instead, our Board of Directors intends to retain all earnings, if any, for use in our business operations.

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

There is currently one series of preferred stock issued and outstanding: Series A Shares, with 5,000 shares being authorized and 2,450 shares being issued and outstanding. Up to an additional 4,995,000 shares of preferred stock remain authorized. Set forth below is a summary only and it is qualified by our Restated Articles of Incorporation and the Certificate of Designation for our Series A Shares, copies of which are available from the Company upon request.

Rank. The Series A Shares rank senior to (1) the common stock and (2) each other class or series of preferred stock now or hereafter established by the Board of Directors, the terms of which do not expressly provide that it ranks senior to, or on a parity with, the Series A Shares as to dividend rights and rights on liquidation, winding-up and dissolution of the Company (collectively referred to as “Junior Stock”).

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

RECENT SALES OF UNREGISTERED SECURITIES

We did not sell any unregistered securities during the year ended December 31, 2006:

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information about the Company’s common stock that may be issued upon the exercise of stock options under all of our equity compensation plans in effect as of December 31, 2006.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))

Equity compensation plan approved by security holders	—	—	—

Equity compensation plan not approved by security holders	1,500,000 (1)	$1.25	0
_

(1) Reflects options granted to the two our two executive officers in August 2004 to purchase shares of our common stock.

ITEM6.	SELECTED FINANCIAL DATA

SELECTED FINANCIAL INFORMATION

The selected consolidated financial data presented below should be read in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes thereto included elsewhere in this Annual Report. Our statement of operations data for the years ended December 31, 2006, 2005, 2004, 2003 (restated), and 2002 (restated) and our balance sheet data as of December 31, 2006, 2005, 2004, 2003 (restated) and 2002 have been derived from our audited consolidated financial statements, all of which except our balance sheet data at December 31, 2003 and 2002, are included elsewhere in this Annual Report.

	2002	2003	2004	2005	2006
Net Sales (1)	$38,461,692	$45,217,270	$77,615,237	$103,117,471	$97,637,103
Income from Continuing Operations	1,242,854	852,831	2,168,256	631,526	1,117,702
Income from Continuing Operations Per Share	0.16	0.11	0.21	0.06	0.10
Total Assets	10,084,106	14,303,028	24,017,727	25,832,117	29,085,638
Long-term Debt Obligations	366,044	547,073	2,636,027	1,498,479	1,513,665
Preferred Stock	—	—	—	2,870	2,450
Cash Dividends Declared per Common	—	—	—	—	—

(1)	Does not include revenues from finance, insurance and extended service contracts, which represent less than 3% of total operating income.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our results of operations and financial condition should be read together with the consolidated financial statements and the notes to those statements included elsewhere in this Annual Report. This discussion may contain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results anticipated in any forward-looking statements as a result of a variety of factors, including those discussed in “Risk Factors” and elsewhere in this Annual Report.

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

Together with our two wholly-owned subsidiaries, we own and operate two retail power sports superstores. Our core brands include Suzuki, Yamaha, Honda, Ducati and Kawasaki. Our superstores operate under the names “Andrews Cycles” and “Chicago Cycles.” Andrews Cycles is located in Salem, Ohio, has approximately 54 employees and operates from an approximately 75,000 square foot facility. Chicago Cycles is located in the Chicago metropolitan area, has approximately 80 employees and operates from an approximately 95,000 square foot facility in Skokie, Illinois, pursuant to a ten-year lease we entered into in October 2004.

Overview of Economic Trends.

Effects of Increasing Interest Rates

Although the Federal Reserve, during the second half of 2006, temporarily paused its policy of raising the discount rate, we believe that increases in consumer loan interest rates, during the two year period immediately preceding this pause has had a material adverse effect on the sales of our power sports products, and more specifically the sales of new vehicles. Our revenues from sales of power sports products during the year ended December 31, 2006 were approximately 5.3% less than for the same period in 2005. Additionally, during 2006, $32.7 million of the approximately $97.6 million of our power sports sales (33.5%) were financed. In the event that the Federal Reserve resumes its policy of measured increases in the discount rate, the uncertainties created in the consumer financing market as a result of corresponding additional increases in interest rates, can reasonably be expected to have a continuing negative impact on the sale of new motorcycles in the next 12 to 24 months due to the increased costs to our customers.

During the early period of these measured increases in consumer interest rates, we believe that we experienced greater consumer interest in lower-priced used motorcycles, as a result of the increased costs of financing. This was also attributable to the addition of Chicago Cycles to our business in April 2004. Additionally, we commenced the sale of used motorcycles sales at our Andrew Cycles dealership in the second half of 2005, but have not yet achieved the level of sales penetration in used motorcycles at Andrews Cycles that we had forecasted. As consumer interest rates continued to climb throughout 2005 and 2006, it appears that these even higher rates began to negatively affect the sales of lower-priced used motorcycles. During the year ended December 31, 2006 approximately $5.08 million of our approximately $97.6 million (5.2%) in revenues from the sales of power sports equipment were generated from sales of used motorcycles compared to approximately $5.93 million of our approximately $103.1 million in revenues (5.75%) from such sales during the same period in 2005. As a result of the current pause in the Federal Reserve’s increase in the discount rate, and the possibility that the discount rate may remain at its current level, or even be reduced in 2007, we believe that the sales of lower-priced used motorcycles will pick up sooner than new motorcycles. Therefore, we will continue to pursue the goal of increasing used motorcycle sales throughout 2007 and beyond, at both of our locations. Although there can be no assurance, we believe that our greater focus on sales of lower-priced used motorcycles, which generally provide larger sales margins, will help make up for any reduction in sales of new motorcycles.

Effects of Increasing Fuel Costs

During 2006, we experienced a decrease in sales of motorcycles and scooters compared to the same period in 2005. We believe this decrease resulted, in part, due to a significant reduction in gasoline prices in the latter part of the third quarter. Lower gas prices may have resulted in less incentive for prospective customers to purchase motorcycles or scooters to reduce fuel costs. Notwithstanding this reversal, prices have recently begun to increase again and we believe that it is reasonable to assume that prices will continue their upward trend during the next six to twelve months, which will likely result in many consumers considering the use of motorcycles and scooters as alternative forms of transportation to automobiles, since motorcycles and scooters provide significantly better gas mileage than automobiles resulting in substantially lower fuel costs. Any such increase in the purchase of motorcycles and scooters could have a positive impact on our sales for the next 12 to 24 months.

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

Overall impact on our Future Earnings

Notwithstanding our downturn in sales during 2006, we intend to continue to evaluate and analyze our business decisions through effective inventory engagement, as described in greater detail under the heading Inventory Management, included elsewhere in this MD&A. Assuming that gas prices continue their recent increases, we foresee promising opportunities to increase our sales of motorcycles and scooters as consumers again face substantial increases in gas prices, and give greater consideration to the purchase of motorcycles and scooters which provide significantly greater gas mileage than automobiles. Additionally, while our current business has been affected by the Federal Reserve's increase in interest rates, which directly increases the cost of financing purchases of our motorcycles and other power sports products, the current pause in its policy of measured increases to the discount rate, along with the possibility of reductions in 2007, could have a positive financial affect on our business. On the other hand, in the event that the Federal Reserve chooses to resume its increase in the discount rate, this would, in all likelihood, continue to negatively impact sales of motorcycles and other power sports equipment.  Additionally, in the event that we are able to successfully integrate additional dealerships and/or new brands into our existing business, we believe that this could result in greater sales margins and an even greater increase in earnings. These greater sales margins would be created by the consolidation of expenses through the implementation of our superstore business plan, resulting in greater earnings per unit sold. While it is management's intent to pursue the goals described herein, we cannot assure you that these goals will be achieved at any level.

Loan Transactions.

On April 30, 2004, we paid $1,675,000 of the purchase price for Chicago Cycles by issuing to Kings Motorsports a 6% $1,675,000 aggregate principal amount note (the "Note"). We repaid all outstanding principal and interest on the Note, remaining due and payable, on October 13, 2005.

To fund the amount payable at closing for Chicago Cycles, we borrowed $1,250,000 from The Fifth Third Bancorp Bank (the “Bank”), pursuant to a term loan. This loan, which initially matured on May 31, 2004, was refinanced with the Bank through a term loan amortized over a 72 month period, but is payable in full on May 31, 2007, bearing interest at prime plus one percent (9.25% at December 31, 2006). Our payment obligations under this term loan also are personally guaranteed by Russell Haehn and Gregory Haehn. This loan is also secured by a first priority lien on all of our assets (including, without limitation, the Chicago Cycles assets). As of December 31, 2006, the outstanding amount of this term loan, including accrued interest thereon, was $781,280.

On April 20, 2004, pursuant to a $500,000 aggregate principal amount promissory note bearing interest at the rate of fourteen (14%) percent per annum (the “Bridge Note”), we received, from a third party (the “Bridge Lender”), an aggregate principal amount bridge loan (the “Bridge Loan”). All outstanding principal on the Bridge Note was due on October 15, 2004. To secure the repayment of principal and interest on the Bridge Note, each of Russell Haehn and Gregory Haehn (i) pledged to the lender 150,000 shares (300,000 shares in the aggregate) of common stock owned by each of them, and (ii) guaranteed all of our payment obligations to the lender. As partial consideration for the Bridge Loan, we issued to the lender a five-year warrant to purchase 100,000 shares of common stock, at an exercise price of $2.25 per share. We also granted the lender certain piggyback registration rights with respect to the shares of common stock underlying the warrant. We used the $500,000 Bridge Loan proceeds for working and operating capital. On October 15, 2004, we repaid $250,000 of the principal amount outstanding under the Bridge Loan. Pursuant to a letter agreement entered into with the lender on October 6, 2004, payment of the remaining $250,000 of principal and all accrued interest thereon was extended until January 15, 2005. We paid the lender $2,500 in consideration for the extension. In September 2005, the lender assigned its rights to $50,000 of the $250,000 principal amount then outstanding to an affiliate of the lender, who in turn converted it into Series A Shares and Series A Warrants in our September 2005 Private Placement. On September 20, 2005, we used net proceeds from our September 2005 Private Placement, in the amount of $203,383.26 to repay the remaining outstanding principal amount of the Bridge Loan and all accrued and unpaid interest thereon.

On December 20, 2005, the Bridge Lender provided us with a new bridge loan in the principal amount of $250,000 (the "2005 Bridge Loan"). In connection with the 2005 Bridge Loan we issued to the Bridge Lender a $250,000 principal amount promissory note providing for interest at the rate of fifteen percent (15%) per annum (the "2005 Bridge Note"). Interest on the 2005 Bridge Note is payable monthly, and all outstanding principal and accrued but unpaid interest was due and payable on March 20, 2006. In March 2006 we repaid $25,000 of the outstanding principal amount and at March 31, 2006, the outstanding principal amount was $225,000. We obtained a ninety (90) day extension for the payment of the remaining $225,000. In consideration for this extension we paid the lender $2,500. On June 29, 2006 we repaid an additional $25,000 of the outstanding principal amount and at September 20, 2006, the outstanding principal amount was $200,000. On September 20, 2006, we obtained another sixty (60) day extension for the payment of the remaining $200,000 due on November 20, 2006. We did not pay any additional consideration to the third party for such extension. Payment of the 2005 Bridge Note was further extended to June 15, 2007 in consideration for our payment of $2,250 to the Bridge Lender for both this extension and the extension for repayment of the 2006 Bridge Note discussed below. We have continued to make all interest payments on the 2005 Bridge Loan, when due and payable, and intend to make such interest payments on a timely basis during any further extension thereof.

On October 27, 2006, Russell Haehn, the Company’s Chairman and Chief Executive Officer provided a working capital loan to the Company in the amount of $350,000. This loan is evidenced by a promissory note (the “Note”) in the principal amount of $350,000 payable on demand any time after October 26, 2007. The Note bears interest at a rate of 6% per annum and the outstanding principal amount and all accrued interest are payable upon demand or sooner if prepaid by the Company.

On December 4, 2006, the Bridge Lender provided us with an additional bridge loan in the principal amount of $250,000 (the “2006 Bridge Loan”). In connection with the 2006 Bridge Loan we issued to the Bridge Lender a $250,000 principal amount promissory note providing for interest at the rate of fifteen and ½% percent (15.5%) per annum (the "2006 Bridge Note"). Interest on the 2006 Bridge Note is payable monthly, and all outstanding principal and accrued but unpaid interest was due and payable on March 4, 2007. Payment of the 2006 Bridge Note was extended to June 15, 2007 in consideration for our payment of $2,250 to the Bridge Lender for both this extension and the extension for repayment of the 2005 Bridge Note discussed above. We have continued to make all interest payments on the 2006 Bridge Loan, when due and payable, and intend to make such interest payments on a timely basis during any further extension thereof.

We also have obtained a revolving line of credit with the Bank, in the maximum amount of $250,000. This line of credit bears interest at the rate of prime plus one percent (9.25% at December 31, 2006), and has no stipulated repayment terms. At December 31, 2006, the amount of principal and interest outstanding on this credit line was $249,863. This line of credit is secured by a lien on substantially all of our assets.

Financing Activities.

In September 2005, the Company sold to accredited investors, in a private placement offering (the “September 2005 Private Placement”), 2,870 Series A Shares and warrants to purchase up to of 5,740,000 shares common stock (the “Series A Warrants”), resulting in the receipt by the Company of $2,870,000 of gross proceeds including the repayment of $50,000 of indebtedness outstanding under the Bridge Loan from HSK Funding, Inc., by the conversion of that amount into Series A Shares and Series A Warrants. These securities are convertible into shares of common stock. After deduction of all offering expenses for the September 2005 Private Placement, including the placement agent's commissions and nonaccountable expense allowance, the Company received net proceeds of $2,485,163. The Company used these net proceeds for debt repayment legal fees, and general working capital purposes. At December 31, 2006, 420 Series A Shares had been converted into 935,800 shares of our common stock. Additionally, during 2006, we issued an aggregate of 408,247 shares of common stock to the holders of our Series A Shares, in lieu of cash dividends.

Anticipated Funding of Operations.

The amount required to fund the growth our ongoing operations, as well as the means by which we obtain this funding, will be wholly dependent on the magnitude and timeframes we set for any growth in our business. Based on our current expected growth in the next 12 to 24 months, we expect to fund our ongoing operations as follows:

Cash Flow from Operations

Notwithstanding the decline in sales, in 2006, as compared to 2005, our goal continues to be to significantly increase our cash flow from operations by growing sales within our current business structure and through the acquisition of other power sports dealers. Based on our current business plan, and assuming that we can resume sales growth consistent with increases achieved prior to 2006, we believe that we will begin to generate sufficient cash flow from operations to fund the growth of our business during the third quarter of 2007. To the extent that the weaker sales climate we experienced during 2006 continues for a sustained period our ability to generate such cash flow could be delayed or may not occur at all. Additionally, to the extent that the growth of our business involves the acquisition of other dealers, our ability to do so will depend on the availability of the types of financing discussed below.

Bank Financing

We currently have a revolving credit line with Fifth Third Bancorp in a total available amount of $250,000 of which $249,863 was funded at December 31, 2006.

Equity Financing

Although it is not our intention to raise additional funds through the sale of our equity securities to directly fund our working capital needs, to the extent that sales of our power sports products continue at the levels experienced in 2006 and/or the growth of our business involves either the acquisition of other power sports dealers or the acquisition of significant assets out of the ordinary course of our business, such as acquiring a new brand of motorcycles, we will most likely be required to raise additional funds through the sale of common stock or preferred stock to consummate any of these acquisitions. It could be difficult for us to raise funds in amounts and on terms sufficient to fund any of these proposed acquisitions.

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

Results of Operations.

Year ended December 31, 2006 Compared to Year ended December 31, 2005:
	2006	2005	Increase (Decrease)	% Change
Total Revenues	$100,751,786	$105,605,067	($4,853,281)	(4.6%)
Cost of Sales	$86,340,024	$93,327,630	($6,987,606)	(7.5%)
Operating Expenses	$13,294,060	$11,645,911	$1,648,149	14.2%
Income from Operations	$1,117,702	$631,526	$486,176	77.0%
Other Income and (Expenses)	$(1,371,000)	$(679,229)	$691,771	(101.8%)
Income (Loss) before Provision (Benefit) for Income Taxes	$(253,298)	$(47,703)	$205,595	(430.9%)
Net Income (Loss) before Preferred Dividends	$(181,198)	$(8,803)	$172,395	(1,958.4%)

Total Revenues:

Total revenues for the year ended December 31, 2006 were $100,751,786 representing a decrease of $4,853,281 (-4.6%) from the $105,605,067 reported for the year ended December 31, 2005. This decrease in revenues was, we believe, primarily attributable to a substantial reduction in the purchase of motorcycles experienced by most dealers. Sales at our Chicago facilities were most affected, representing substantially all of our decrease in revenues between the applicable periods. While it is difficult to determine, with certainty, the reasons for the significant decrease in the sales of motorcycles and other power sports vehicles during 2006, we believe that the following events have contributed to weaker sales:

●
Continuing increases in consumer interest rates for the eighteen (18) month period through June 2006 has made financing the purchase of motorcycles more expensive and appears to have priced the purchase of a motorcycle out of the price range of many potential customers;

●
Also as a result of the increase in consumer interest rates, manufacturer financing incentives, which provide purchasers with below market interest rates at the beginning of the loan term and higher interest rates in later years, were not nearly as successful in generating sales as such incentives have been in prior periods;

●
Gas prices, which had substantially increased during the twelve (12) months prior to the third quarter of 2006, decreased considerably during such quarter, possibly also reducing the incentive for prospective customers to purchase motorcycles and scooters, which provide better gas mileage and therefore lower fuel costs; and

●
Manufacturers, particularly with respect to all terrain vehicles (“ATVs”), did not introduce distinctively new models of their products for the 2006 model year, which appears to have resulted in less consumer interest and, as a result, significantly weaker sales.

Additionally, during the first quarter of 2006 our sales were down 11.2% compared to the first quarter of 2005, despite an increase in revenues from retail sales of our products, during the first quarter of 2006, as compared to the same period in 2005. This reduction was primarily due to a significant decrease in revenues from wholesale sales of our products to other dealers and distributors, in the first quarter of 2006. Reducing wholesale sales was part of our plan to stabilize our inventory for the purpose of increasing our profit margins for the remainder of 2006. During the second quarter of 2006, revenues increased by 9.9% compared to the same period in 2005. This increase almost completely offset decreases during the first and third quarters.

Cost of Sales:

Cost of sales for the year ended December 31, 2006 decreased by $6,987,606 (-7.5%) to $86,340,024 during the year ended December 31, 2006, as compared to $93,327,630 for the same period in 2005. The reduction in the cost of sales for the year ended December 31, 2006 reflects the decrease in sales during 2006 compared to 2005.

Operating Expenses:

Operating expenses for the year ended December 31, 2006 were $13,294,060, an increase of $1,648,149 (14.2%) over $11,645,911 for same period in 2005. The aggregate increase in such costs were principally related to (i) an approximate increase of $1,054,870 in salaries and other compensation payable to employees; (ii) an approximate $137,335 increase in insurance; and (iii) an approximate net increase of $289,177 in various other expenses, including (A) a $105,869 increase in credit card fees, (B) a $97,302 increase in utilities, (C) a $84,100 increase in professional fees, and (D) a $46,698 increase in employee benefits during the year ended December 31, 2006 compared to the same period in 2005.

Income from Operations:

We had income from operations before other income and (expenses) for the year ended December 31, 2006 of $1,117,702 compared to income from operations of $631,526 for the same period in 2005, which reflects an increase of $486,176 (77.0%). This increase in income from operations during the year ended December 31, 2006 as compared to the same period in 2005, is a result of the significant reduction in the cost of sales, as described above, and in particular, the significant increase in margin on our sales from the prior period. This reduction in cost of sales was only partially offset by the increase in operating expenses. Depreciation and amortization was approximately $432,338 for the year ended December 31, 2006, as compared to $300,806 for the same period in 2005.

Other Income and (Expenses):

Other expenses for the year ended December 31, 2006 increased $691,771 (101.8%) to $1,371,000 from $679,229 for the same period in 2005. This increase in other expenses was primarily attributable to an increase in net interest expense from $779,943 in 2005 to $1,413,383 in 2006. Such increase in net interest expense was primarily attributable to (i) the additional interest payable on financed inventory which we were unable to sell due to the weak sales environment during a significant portion of 2006 and (ii) an increase in the interest rate payable on our inventory financing from 8% at December 31, 2005 to 9.25% at December 31, 2006.

Income (Loss) before Provision (Benefit) for Taxes:

We had a loss before provision for taxes, for the year ended December 31, 2006 of $253,298 as compared with a loss before provision for taxes of $47,703 for the same period in 2005, which represents a reduction of 430.9%. This increase in loss before provision for taxes is primarily attributable to the substantial increase in net interest expense discussed above.

Net Income (Loss) before Preferred Dividends:

We had a net loss before preferred dividends of $181,198 for the year ended December 31, 2006, as compared to a net loss of $8,803 for the same period in 2005, which represents a reduction of 1,958.4%. This increase in net loss before preferred dividends is primarily attributable to the substantial increase in net interest expense discussed above.

Year ended December 31, 2005 Compared to Year ended December 31, 2004:

	2005	2004	Increase (Decrease)	% Change
Total Revenues	$105,605,067	$79,950,855	$25,654,212	32%
Cost of Sales	$93,327,630	$70,025,884	$23,301,746	33%
Operating Expenses	$11,645,911	$7,756,715	$3,889,196	50%
Income from Operations	$631,526	$2,168,256	$(1,536,730)	(71%)
Other Income and (Expenses)	$(679,229)	$(587,995)	$(91,234)	(15.5%)
Income (Loss) before Provision (Benefit) for Income Taxes	$(47,703)	$1,580,261	$(1,627,964)	(103%)
Net Income (Loss) before Preferred Dividends	$(8,803)	$958,061	$(966,864)	(101%)

Total Revenues:

Total revenues for the year ended December 31, 2005 were $105,605,067 representing an increase of $25,654,212 (32%) from the $79,950,855 reported for the year ended December 31, 2004. Our results were impacted significantly, in a positive manner, by the acquisition of Chicago Cycles on April 30, 2004, and the inclusion of the additional revenues generated by Chicago Cycles of $39,298,879 in 2005 as compared to only $24,519,662 during the shorter period from May 1, 2004 to December 31, 2004, in the prior year, which reflects a 60% increase in Chicago Cycles' sales. These results also reflect a generally higher level of sales activities at both of our locations and our move to the larger facility in Chicago. Our increase in sales, during the year ended December 31, 2005, also can be attributed to our aggressive marketing and advertising campaigns.

Cost of Sales:

Cost of sales for the year ended December 31, 2005 increased by $23,301,746 (33%) to $93,327,630, compared to $70,025,884 for the same period in 2004. This increase reflects the additional cost of units, in a total amount of $20,814,000 needed to realize the increase in sales, and is also significantly impacted by the inclusion of the costs of Chicago Cycles' sales beginning in April 30, 2004, and our move to the larger facility in Chicago, accounting for approximately $11,412,073 (55%) of this increase in cost of sales.

Operating Expenses:

Selling, general and administrative expenses for the year ended December 31, 2005 were $11,645,911, an increase of $3,899,216 (50%) over $7,756,715 for the same period in 2004. The aggregate increase in such costs were principally related to additional selling, general and administrative expenses relating to Chicago Cycles, commencing April 30, 2004, which accounted for $3,393,682 (87%) of this increase, and includes increases of approximately (i) $1,289,410 in compensation payable to employees at Chicago Cycles; (ii) $1,131,084 in advertising and marketing expenses; and (iii) $558,718 in rent, of which approximately $510,000 is attributable to the higher rent payable for Chicago Cycles’ new facilities. Net interest expense increased approximately $153,356 to $779,943 in the year ended December 31, 2005 as compared to $626,587 for the same period in 2004.

Income from Operations:

We had income from operations before other income (expense) for the year ended December 31, 2005 of $631,526, as compared to income from operations of $2,168,256 for the same period in 2004, which reflects a decrease of $1,580,261(71%). This decrease in income from operations during the year ended December 31, 2005 as compared to the same period in 2004, is a result of the significant increase in operating expenses, as described above, and in particular, the increase in rent expense relating to our move to the new facility in Chicago. Unlike in prior periods where the increase in operating expenses was offset, in part, by an increase in margin on our sales from the prior period, our percentage increase in sales in 2005 compared to 2004 was only nominally greater than the increase in our cost of sales between those two periods. Depreciation and amortization was approximately $300,806 for the year ended December 31, 2005, as compared to $19,636 for the same period in 2004.

Other Income and (Expenses):

Other expenses for the year ended December 31, 2006 increased $91,234 (15.5%) to $679,229 from $587,995 for the same period in 2005. This increase in other expenses was primarily attributable to an increase in net interest expense from $626,587 in 2004 to $779,943 in 2005, which was partially offset by an increase of $62,122 relating to certain other income in 2005 compared to 2004. Such increase in net interest expense was primarily attributable to an increase in the interest rate payable on our inventory financing from 3.8% at December 31, 2004 to 8% at December 31, 2005.

Income (Loss) before Provision (Benefit) for Taxes:

We had a loss before provision for taxes for the year ended December 31, 2005 of $47,703, as compared with income before provision for taxes of $1,580,261 for the same period in 2004. This decrease of $1,627,964 (103%) in income before taxes during the year ended December 31, 2005 as compared to the same period in 2004, is primarily attributable to the increase in operating expenses and, to a lesser extent the increase in net interest expense, both as described above. We received a tax benefit of $38,900 for the year ended December 31, 2005, as a result of our loss during that period, as compared to taxes of $622,200 for the year ended December 31, 2004. Taxes for 2005 were also affected by a net operating loss carryforward from the first quarter of 2005.

Net Income (Loss) before Preferred Dividends:

We had a net loss before preferred dividends of $8,803 for the year ended December 31, 2005, as compared to net income before preferred dividends of $958,601 for the same period in 2004. This reflects a decrease of $966,864 (101%) between these comparable periods. This decrease in net income before preferred dividends during the year ended December 31, 2005 as compared to the same period in 2004, is attributable to the increase in our operating expenses and, to a lesser extent the increase in net interest expense, both as described above. Net income decreased less in percentage terms between 2005 and 2004 than net income before taxes, due to the tax benefit received by us for 2005 compared to taxes that we paid for 2004.

Liquidity and Capital Resources.

Our primary source of liquidity has been cash generated by operations and borrowings under various credit facilities. At December 31, 2006, we had $156,530 in cash and cash equivalents, compared to $227,301 at December 31, 2005. Until required for operations, our policy is to invest excess cash in bank deposits and money market funds. Net working capital at December 31, 2006 was ($77,975) compared to $1,128,886 at December 31, 2005.

The Company receives floor plan financing from six different motorcycle manufacturers for whom the Company sells the manufacturers' products. The Company uses such floor plan financing to assist it in financing and carrying the Company's inventory necessary to achieve the Company's sales goals. Such manufacturers’ collateral includes all unit inventory plus a general lien on all assets of Andrews Cycles and Chicago Cycles.

The Company has acquired the loans described under the heading Loan Transactions above. As a result of the September 2005 Private Placement, the Company also raised additional cash from financing activities of approximately $2,485,000 for use in connection with its operations. As a result of weaker sales during 2006, the Company borrowed an additional $250,000 in December 2006 from the Bridge Lender. Additionally, in the future the Company may attempt to raise additional financing through the sale of its debt and/or equity securities for expansion of its business including acquisitions of other dealers and brands.

At December 31, 2006, we had outstanding indebtedness payable within 12 months in an aggregate amount of approximately $4.5 million. Of this amount, approximately $1.5 million is payable to financial institutions in repayment of loans and other credit facilities provided to us and approximately $2.5 million relates to outstanding trade payables. In the event that we are unable to repay all or any portion of these outstanding amounts from cash from operations, we would be required to (i) seek one or more extensions for the payment of such amounts, (ii) refinance such debt to the extent available, (iii) raise additional equity capital or (iv) consummate any combination of the foregoing transactions.

Inventory Management.

We believe that successful inventory management is the most important factor in determining our profitability. In the power sports business, and particularly as it relates to the sale of motorcycles, there is normally a limited timeframe for the sale of current year models. For example, if we are unable to sell a significant portion of our 2007 models before the 2008 models are released, it could be very difficult for us to sell our remaining inventory of 2007 models. Therefore, our goal is to limit sales of carryover products (i.e. products that remain in inventory after the release of new models) to no more than 10% of our total sales each year. This is accomplished by making all of our purchasing decisions based on sales information for the prior year and then utilizing aggressive sales and marketing techniques during the early part of a model year in order to assure the timely sale of our products.

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

Seasonality.

Our two main products - motorcycles and all terrain vehicles (“ATVs”) are subject to seasonality. Traditionally, the motorcycle season begins in late February or early March and runs until September. In September/October, the sale of ATVs increases while motorcycle sales decrease.

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

Off-Balance Sheet Arrangements.

We have no off-balance sheet arrangements.

Contractual Obligations.

We have entered into various contractual obligations, which may be summarized as follows:

Contractual Obligations	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 Years	More than 5 Years
Long-Term Debt Obligations	$1,513,665	$1,513,665	—	—	—
Capital (Finance) Lease Obligations	—	—	—	—	—
Operating Lease Obligations	$9,715,671	$944,291	$2,998,980	$2,110,029	$3,662,371
Purchase Obligations	As Needed
Other Long-Term Liabilities Reflected on the Company’s Balance Sheet under the GAAP of the Primary Financial Statements	—	—	—	—	—
Total	$11,229,336	$2,457,956	$2,998,980	$2,110,029	$3,662,371

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to market risk in the ordinary course of its business. These risks are primarily related to changes in short-term interest rates. The potential impact of the Company's exposure to these risks is presented below:

Interest Rates.

Floor Plan Financing

We purchase new and used vehicle inventory by utilizing floor plan financing provided by lending institutions, as well as manufacturers of certain of the products we sell, including Kawasaki Motor Finance Company and America Honda Finance. We had outstanding indebtedness under floor plan notes of $20,885,887, $17,159,719 and $17,788,706, at December 31, 2006, December 31, 2005 and December 31, 2004, respectively. Interest rates in connection with our floor plan financing generally fluctuate based on the prime rate, the type of product being financed and the length of time that such product remains on the floor plan. During the year ended December 31, 2006, interest rates on our floor plan financing have ranged from a low of 3.6% to a high of 18%. Since we are dependent to a significant extent on our ability to finance the purchase of inventory, increases in the prime rate of interest could have a significant negative impact on our income from operations, as a result of the greater interest we will be required to pay with respect to our floor plan financing. When new model inventory is initially purchased usually there is a period of time when zero interest is paid or accrued. However, interest costs on new inventory will begin to accrue in a subsequent period. Continued increases would, in all likelihood, result in a reduction in our income from operations in 2007 and thereafter. Although we cannot determine the precise impact of rate increases, we believe that we would begin to experience a material negative impact on our financial condition if the prime rate were to increase to 10% from its current rate of 8.25%.

Line of Credit

We also have an existing revolving credit line with Fifth Third Bancorp, the interest rate of which also fluctuates with the prime rate, at prime plus one percent. Since the outstanding indebtedness of this line of credit was $249,863 at both December 31, 2006 and December 31, 2005, respectively, we do not believe that fluctuations in the prime rate will have more than a slight negative impact on our income from operations.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are contained in this Annual Report:

- Report of Independent Registered Public Accounting Firm;

- Consolidated Balance Sheets - December 31, 2006 and 2005;

- Consolidated Statements of Income - Years ended December 31, 2006, 2005 and 2004;

- Consolidated Statements of Stockholders' Equity - Years ended December 31, 2006, 2005 and 2004;

- Consolidated Statements of Cash Flow - Years ended December 31, 2006, 2005 and 2004; and

- Notes to Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report (December 31, 2006). Based on this evaluation, our principal executive officer and our principal financial officer have concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were effective. Disclosure controls and procedures mean our controls and other procedures that are designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in our internal control over financial reporting that occurred during the year ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are the names, ages, and positions of each of our executive officers and directors, together with such person’s business experience during the past five (5) years. Their business experience is based on information provided by each of them to us. Directors are to be elected annually at our annual meeting of shareholders and served in that capacity until the earlier of their resignation, removal or the election and qualification of their successor. Executive officers are elected annually by our Board of Directors to hold office until the earlier of their death, resignation, or removal.

NAME	AGE	POSITIONS HELD AND TENURE
Russell A. Haehn	59	Chairman, Chief Executive Officer and Director since January 2004
Gregory A. Haehn	60	President, Chief Operating Officer and Director since January 2004

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

Paul Katsiadas employed by our Chicago Cycles subsidiary as sales manager from April 2006 through April 2007 and in April 2007 replaced Jerry Fokas as Chicago Cycles’ general manager. During the 12-year period prior to his employment with us, Mr. Katsiadas held several management positions automobile dealerships.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, generally requires our directors and executive officers and persons who own more than 10% of a registered class of our equity securities (“10% owners”) to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Directors and executive officers and 10% owners are required by SEC regulation to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on review of copies of the reports furnished to us and verbal representations that no other reports were required to be filed during the fiscal year ended December 31, 2006, all Section 16(a) filing requirements applicable to our directors, executive officers and 10% owners were met.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The goal of our executive compensation program is to ensure that our executives are compensated effectively in a manner consistent with our strategy and competitive considerations and based on management’s performance in achieving our corporate goals and objectives. Since we do not have a compensation committee, all decisions regarding compensation of our executive officers are made by our Board of Directors, which is comprised of our Chairman and Chief Executive Officer and our President and Chief Operating Officer. Although we do not have an independent director to review the compensation arrangements provided to our executive officers, we believe that the compensation paid to our executive officers is comparable with compensation programs provided to executives of similarly situated companies and that such compensation is commensurate with the duties and efforts of our executive officers.

Principal Elements of Executive Compensation

Our executive compensation program consists primarily of payments of annual base salaries to our Chairman and Chief Executive Officer and President and Chief Operating Officer. In determining base salaries, we give consideration to the scope of each executive’s responsibilities. We conduct performance reviews of our employees, including our executive officers, annually. Based on the performance assessments, and considering changes in salaries provided comparable personnel of companies with whom we compete for management talent, any changes in job duties and responsibilities and our overall financial results, we make adjustments, usually on an annual basis, in base salary rates.

Perquisites

Our executive officers participate in the same group insurance and employee benefit plans as our other employees. Each of them is also provided with an automobile allowance of $12,000 per year. Our use of perquisites as an element of compensation is limited and is largely based on the historical practices and policies of the Company. We do not view perquisites as a significant element of our comprehensive compensation structure, but do believe that they can be used in conjunction with our general compensation program to attract, motivate and retain desirable managers in a competitive environment.

Summary Compensation Table

The following table sets forth the annual and long-term compensation paid for the fiscal years ended December 31, 2006, 2005 and 2004 to our Chairman and Chief Executive Officer; and President and Chief Operating Officer (collectively, the “Named Executive Officers”). No other officer received compensation in excess of $100,000 in any of those years.

Name and Positions	Fiscal Year	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Russell A. Haehn,	2004	$94,500(1)	-0-	$390,849	$137,000(2)	$622,349
Chairman and	2005	$91,000	-0-	-0-	274,935(2)	$365,395
Chief Executive Officer	2006	$101,500	-0-	-0-	175,335(2)	$276,835

Gregory A. Haehn,	2004(3)	$26,000	-0-	$195,425	$12,000(4)	$233,425
President and	2005	$70,700	-0-	-0-	$49,000(4)	$119,700
Chief Operating Officer	2006	$71,600	-0-	-0-	$34,430(4)	$106,030

(1) Russell Haehn was employed by W.W. Cycles, the wholly-owned subsidiary of the Company that was acquired in January 2004. Compensation paid to him from January 1, 2004 through January 14, 2004, reflect amounts paid by W.W. Cycles to him.

(2) Other compensation payable to Russell Haehn includes amounts payable to Mr. Haehn directly from manufacturers of certain of the products we sell, as an incentive to sell these products. The total amounts paid to Mr. Haehn during the years set forth in the above table were $125,000 in 2004, $262,935 in 2005 and $163,335 in 2006. Mr. Haehn also received an automobile allowance of $12,000 per year in each of those years.

(3) Gregory Haehn became an employee of the Company in January 2004.

(4) Other compensation payable to Gregory Haehn reflects an automobile allowance of $12,000 in each of 2004, 2005 and 2006 and an aggregate of $37,000 paid to Mr. Haehn in 2005 and $22,430 in 2006 directly from manufacturers of certain of the products we sell, as an incentive to sell these products.

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date

Russell A. Haehn	1,000,000	—	$1.25	8/16/2009

Gregory A. Haehn	500,000	—	$1.25	8/16/2009

Employment Agreements

We do not have a written employment agreement with either of our Named Executive Officers.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of April 12, 2007, we had a total of 12,213,126 shares of common stock issued and outstanding.

The following table sets forth information, as of April 12, 2007, with respect to the beneficial ownership of our common stock by: (i) all directors; (ii) the Named Executive Officers; (iii) all current executive officers and directors as a group; and (iv) each shareholder known by us to be the beneficial owner of more than 5% of our common stock.

Name	Number of Shares Owned Beneficially (1)	Approximate Percent of Class Owned (1)(2)(3)
Russell A. Haehn (4)(6)	5,785,000	43.8%
Gregory A. Haehn (5)(6)	3,235,000	25.4%

All Executive Officers and Directors, as a Group (two persons)	9,020,000	65.8%

(1)
Beneficial ownership information is based on information provided to the Company. Except as indicated, and subject to community property laws when applicable, the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Except as otherwise indicated, the address of such persons is the Company’s offices at 13134 State Route 62, Salem, Ohio 44460.

(2)
The percentages shown are calculated based upon 12,213,126 shares of common stock outstanding on April 12, 2007. The numbers and percentages shown include the shares of common stock actually owned as of April 12, 2007 and the shares of common stock that the person or group had the right to acquire within 60 days of April 12, 2007. In calculating the percentage of ownership, all shares of common stock that the identified person or group had the right to acquire within 60 days of April 12, 2007 upon the exercise of options and warrants are deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by such person or group, but are not deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by any other person.

(3)
Notwithstanding each person or group’s beneficial ownership of the Company’s common stock, since the Series A Shares are entitled to vote together with the common stock on all matters submitted to shareholders for their approval, each person’s31.9%; Gregory A. Haehn - 18.4%; and all executive officers and directors as a group - 48.5%.

(4)	Includes a five-year non-qualified stock option, granted to Mr. Russell Haehn on August 16, 2004, to purchase up to 1,000,000 shares of common stock at an exercise price of $1.25 per share.

(5)
Includes (i) 2,655,000 shares of common stock owned directly by Mr. Haehn and (ii) 80,000 shares of common stock owned by Mr. Haehn’s minor children. Does not include an additional 80,000 shares of common stock owned by two other of Mr. Haehn’s children for which he disclaims any beneficial ownership. Also includes a five-year non-qualified stock option, granted to Mr. Gregory Haehn on August 16, 2004, to purchase up to 500,000 shares of common stock at an exercise price of $1.25 per share.

(6)	Russell Haehn and Gregory Haehn are brothers.

The Company is not aware of any arrangement which might result in a change in control in the future.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We lease our 75,000 square foot facility in Salem, Ohio from an affiliated entity controlled by Russell A. Haehn, our Chairman, Chief Executive Officer and a controlling shareholder. Pursuant to the terms of a new lease, effective January 1, 2007, we lease this facility under a 10-year lease at a rental rate of $24,000 per month. The current term expires in December 2006 but may be extended for two additional periods of five years each, at a rental rate to be negotiated. We believe that the terms of this arrangement are no less favorable to us than those that would be available for a similar facility leased from a third party in a bona fide arms length transaction.

In 2002, we provided a loan to Andrews North, Inc., a corporation owned by Russell A. Haehn, in the aggregate amount of $104,899, for use for general working capital purposes. This loan has been repaid in full and there are no loans currently outstanding to Andrews North, Inc. In 2002 and 2003, we also made advances to Mr. Haehn in an aggregate amount of approximately $350,000 to pay income taxes payable by him with respect to income allocated to him from W.W. Cycles, which was then a Subchapter S corporation. We also made loans in September and November of 2004, in an aggregate amount of approximately $66,000, to Marck's Real Estate, Inc, a corporation owned by Russell A. Haehn and the owner of our Salem, Ohio facilities. These loans were used by Marck's Real Estate to pay construction costs relating to the expansion of our Ohio facilities. We made additional loans to Marck's Real Estate in 2005, and at December 31, 2005 the aggregate outstanding amount of such loans was approximately $261,667. All loans to Russell Haehn and Marck's Real Estate were repaid as of March 31, 2006.

On October 27, 2006, Russell Haehn, our Chairman and Chief Executive Officer provided a working capital loan to us in the amount of $350,000. This loan is evidenced by a promissory note (the “Note”) in the principal amount of $350,000 payable on demand any time after October 26, 2007. The Note bears interest at a rate of 6% per annum, and the outstanding principal amount and all accrued interest are payable upon demand or sooner if prepaid by us.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our principal outside auditor is Bagell, Josephs, Levine & Company, LLC (“Bagell”). Set forth below are the fees and expenses for Bagell for each of the last two years for the following services provided to us:

	2006	2005

Annual Audit Fees	$60,000	$55,000

Audit-Related Fees	$36,000	$25,500 (1)

Tax Fees	—	—

Other Fees	—	$21,862 (2)

Total Fees	$96,000	$102,362

(1) Fees paid for quarterly review of financial statements.

(2) Fees paid for services provided in connection with the Company’s Form S-1 Registration Statement, including review of SEC Comment Letter.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

Exhibit Number and Document Description

2.1	Stock Purchase and Reorganization Agreement dated as of December 30, 2003 (1).

2.2	Repurchase Agreement dated December 30, 2003 (1).

2.3	Stock Purchase Agreement dated as of December 30, 2003 (1).

2.4	Share Purchase Agreement dated as of December 30, 2003 (1).

2.5	Asset Purchase Agreement dated April 2004 (Exhibit 2.1) (2).

3.1	Restated Articles of Incorporation of Giant Motorsports, Inc. (3).

3.2	Bylaws of Giant Motorsports, Inc. (4).

4.1	Form of Warrant for 1,000,000 shares of common stock dated January 20, 2004 (1).

4.2	Form of Warrant for 100,000 shares of common stock dated April 19, 2004 (5).

4.3	Stock Option Agreement with Russell A. Haehn (1,000,000 shares) (Exhibit 4.2) (6).

4.4	Stock Option Agreement with Gregory A. Haehn (500,000 shares) (Exhibit 4.3) (6).

4.5	Certificate of Designation of Series A Convertible Preferred Stock (Exhibit 99.1) (7).

4.6	Form of Investor Warrant (September 2005 Private Placement) (Exhibit 99.2) (7).

4.7	Form of Purchase Option (September 2005 Private Placement) (Exhibit 99.3) (7).

4.8	Registration Rights Agreement (September 2005 Private Placement (Exhibit 99.4) (7).

4.9	Specimen stock certificate for shares of common stock (8).

4.10	Specimen stock certificate for Series A Shares (8).

4.11	Specimen Warrant Certificate (9).

4.12	Form of Warrant Agreement between Olde Monmouth Stock Transfer Co., Inc. and the Company (9).

10.1	Agency Agreement between Giant Motorsports, Inc. and HCPF/Brenner Securities LLC dated September 9, 2005 (7).

10.2	Lease dated October 1, 2006, effective January 1, 2007, between Russell A. Haehn d/b/a Marck's Real Estate and W.W. Cycles, Inc. *

20.1	Secured Promissory Note dated April 2004 in the principal amount of $1,675,000 (2).

20.2	Commercial Security Agreement dated April 2004 (2).

20.3	Management Agreement between King's Motorsports Inc. d/b/a Chicago Cycle and Giant Motorsports, Inc. dated April 2004 (2).

21	Subsidiaries.*

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-4(a)) *

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)) *

32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)) *

32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)) *

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

(8) Filed as an exhibit to the Registration Statement on Form S1/A filed on January 12, 2006 and incorporated herein by reference.

(9) Filed as an exhibit to the Registration Statement on Form 8-A filed on January 19, 2006 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GIANT MOTORSPORTS, INC.

By:
Russell A. Haehn Chairman and Chief Executive Officer April 13, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 13 , 2007
Russell A. Haehn Chairman and Chief Executive Officer (principal executive officer)

April 13, 2007
Gregory A. Haehn President and Chief Operating Officer (principal financial and accounting officer)

GIANT MOTORSPORTS, INC.

FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

- - - o o 0 o o - - -

CONTENTS

PAGE
CONSOLIDATED FINANCIAL STATEMENTS:

REPORT OF INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM	F-1
BALANCE SHEETS	F-2 - F-3
STATEMENTS OF INCOME (LOSS)	F-4
STATEMENTS OF STOCKHOLDERS’ EQUITY	F-5
STATEMENTS OF CASH FLOWS	F-6 - F-7
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-8 - F-27

BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
Certified Public Accountants
High Ridge Commons
Suites 400-403
200 Haddonfield Berlin Road
Gibbsboro, New Jersey 08026
(856) 346-2828 Fax (856) 346-2882

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Giant Motorsports, Inc.
Salem, Ohio

We have audited the accompanying consolidated balance sheets of Giant Motorsports, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of income(loss), stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2006. . These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Giant Motorsports, Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years in the three-year period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

/s/ BAGELL, JOSEPHS, LEVINE & COMPANY, LLC
BAGELL, JOSEPHS, LEVINE & COMPANY, LLC
Gibbsboro, New Jersey
April 8, 2007

GIANT MOTORSPORTS, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31,

	2006	2005

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$156,530	$227,301
Accounts receivable, net	3,803,718	4,850,408
Accounts receivable, affiliates	-	261,667
Inventories	21,267,135	16,775,069
Federal income tax receivable	-	119,500
Deferred tax assets	113,900	-
Prepaid expenses	10,131	74,255
TOTAL CURRENT ASSETS	25,351,414	22,308,200

PROPERTY AND EQUIPMENT, NET	2,004,274	1,893,967

OTHER ASSETS
Goodwill	1,688,950	1,588,950
Deposits	41,000	41,000
TOTAL OTHER ASSETS	1,729,950	1,629,950
	$29,085,638	$25,832,117

The accompanying notes are an integral part of these consolidated financial statements.

GIANT MOTORSPORTS, INC.
CONSOLIDATED BALANCE SHEETS (CONTINUED)
DECEMBER 31,

	2006	2005

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	1,513,665	714,623
Notes payable, floor plans	20,885,887	17,159,719
Note payable, officer	352,500	193,135
Accounts payable, trade	1,987,152	2,370,369
Accrued expenses	493,939	654,417
Customer deposits	196,246	87,051
TOTAL CURRENT LIABILITIES	25,429,389	21,179,314

DEFERRED TAX LIABILITIES	20,600	52,100

LONG-TERM DEBT, Net of current portion	-	783,856
TOTAL LIABILITIES	25,449,989	22,015,270

COMMITMENTS

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value, authorized 5,000,000 shares
5,000 shares designated Series A Convertible, $1,000 stated
value, 2,450 and 2,870 shares issued and outstanding at
December 31, 2006 and 2005, respectively	2,450,000	2,870,000
Common stock, $.001 par value, authorized 75,000,000 shares
11,791,747 and 10,445,000 shares issued and outstanding
at December 31, 2006 and 2005, respectively	11,792	10,445
Additional paid-in capital	1,868,592	641,277
Additional paid-in capital - Options	93,426	109,442
Additional paid-in capital - Warrants	1,724,800	2,020,480
Additional paid-in capital - Beneficial conversions	1,303,400	1,526,840
Issuance cost on preferred series A convertible	(786,762)	(786,762)
Retained deficit	(3,029,599)	(2,574,875)
TOTAL STOCKHOLDERS' EQUITY	3,635,649	3,816,847
	$29,085,638	$25,832,117

The accompanying notes are an integral part of these consolidated financial statements.

GIANT MOTORSPORTS, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31,

	2006	2005	2004
REVENUES
Sales	$97,637,103	$103,117,471	$77,615,237
Finance, insurance and extended service revenues	3,114,683	2,487,596	2,335,618
TOTAL REVENUES	100,751,786	105,605,067	79,950,855

COST OF SALES	86,340,024	93,327,630	70,025,884
GROSS PROFIT	14,411,762	12,277,437	9,924,971

OPERATING EXPENSES
Selling expenses	8,313,676	7,359,362	5,003,299
General and administrative expenses	4,980,384	4,286,549	2,753,416
	13,294,060	11,645,911	7,756,715
INCOME FROM OPERATIONS	1,117,702	631,526	2,168,256

OTHER INCOME AND (EXPENSE)
Other income, net	20,883	100,714	38,592
Interest expense, net	(1,413,383)	(779,943)	(626,587)
Gain on sale of assets	21,500	-	-
	(1,371,000)	(679,229)	(587,995)

INCOME (LOSS) BEFORE PROVISION
(BENEFIT) FOR TAXES	(253,298)	(47,703)	1,580,261

PROVISION (BENEFIT) FOR INCOME TAXES	(72,100)	(38,900)	622,200
NET INCOME (LOSS) BEFORE PREFERRED DIVIDENDS	(181,198)	(8,803)	958,061

PREFERRED DIVIDENDS	(273,526)	(2,870,000)	-

NET INCOME (LOSS) ATTRIBUTABLE TO
COMMON STOCKHOLDERS	$(454,724)	$(2,878,803)	$958,061

BASIC EARNINGS (LOSS) PER SHARE	$(0.04)	$(0.28)	$0.09

DILUTED EARNINGS (LOSS) PER SHARE	$(0.04)	$(0.28)	$0.08

WEIGHTED AVERAGE SHARES OUTSTANDING

BASIC	11,090,020	10,435,904	10,425,000
DILUTED	11,090,020	10,435,904	12,001,503

The accompanying notes are an integral part of these consolidated financial statements.

GIANT MOTORSPORTS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

	Preferred Stock		Common Stock		Paid-in	Paid-in Capital -	Paid-in Capital -	Paid-in Capital - Beneficial	Issuance Costs Preferred	Retained Earnings
	Shares	Amount	Shares	Amount	Capital	Options	Warrants	Conversion	Series A	(Deficit)	Total

Balance, December 31, 2003,	-	-	7,850,000	7,850	37,150	-	-	-	-	986,209	1,031,209

Effects of reverse merger	-	-	2,575,000	2,575	(2,575)	-	-	-	-	-	-

Reallocation of S-Corporation earnings	-	-	-	-	986,209	-	-	-	-	(986,209)	-

Retirment of loan	-	-	-	-	(21,250)	-	-	-	-	-	(21,250)

Stock warrants issued as compensation	-	-	-	-	15,000	-	-	-	-	-	15,000

Distributions	-	-	-	-	-	-	-	-	-	(654,133)	(654,133)

Net income for the year ended December 31, 2004	-	-	-	-	-	-	-	-	-	958,061	958,061

Balance, December 31, 2004	-	-	10,425,000	10,425	1,014,534	-	-	-	-	303,928	1,328,887

Issuance of common stock for services	-	-	20,000	20	11,580	-	-	-	-	-	11,600

Issuance of preferred stock	2,870	2,870,000	-	-	-	-	-	-	-	-	2,870,000

Allocation of equity proceeds	-	-	-	-	(384,837)	109,442	2,020,480	1,526,840	(786,762)	(2,870,000)	(384,837)

Net loss for the year ended December 31, 2005	-	-	-	-	-	-	-	-	-	(8,803)	(8,803)

Balance, December 31, 2005	2,870	2,870,000	10,445,000	10,445	641,277	109,442	2,020,480	1,526,840	(786,762)	(2,574,875)	3,816,847

Conversion of Series A preferred stock	(420)	(420,000)	938,500	939	954,197	(16,016)	(295,680)	(223,440)	-	-	-

Common shares dividends issued	-	-	408,247	408	273,118	-	-	-	-	(273,526)	-

Net loss for the year ended December 31, 2006	-	-	-	-	-	-	-	-	-	(181,198)	(181,198)

Balance, December 31, 2006	2,450	$2,450,000	11,791,747	$11,792	$1,868,592	$93,426	$1,724,800	$1,303,400	$(786,762)	$(3,029,599)	$3,635,649

The accompanying notes are an integral part of these consolidated financial statements

GIANT MOTORSPORTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,

	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(181,198)	$(8,803)	$958,061
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation	432,558	335,581	165,043
Amortization	-	130,000	-
Provision for doubtful accounts	48,977	-	-
Deferred federal income taxes (credit)	(145,400)	23,200	28,900
(Gain) on sale of property and equipment	(21,500)	-	-
Issuance of common stock for services	-	11,600	-
(Increase) in accounts receivable, net	992,938	(2,385,039)	(1,180,263)
(Increase) in accounts receivable, employees	4,775	-	-
(Increase) in inventories	(4,492,066)	(236,982)	(5,552,007)
(Increase) in income taxes receivable	119,500	(119,500)	-
(Increase) decrease in prepaid expenses	64,124	(12,380)	(53,875)
Decrease in deposits	-	26,240	-
Increase (decrease) in customer deposits	109,195	(257,089)	128,508
Increase (decrease) in floor plan liability	3,726,168	(597,927)	6,213,046
Increase (decrease) in deferred service contract revenue	-	(90,000)	10,000
Increase (decrease) in accounts payable trade	(383,217)	1,112,323	551,944
Increase in accrued expenses	(160,478)	88,866	387,169
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	114,376	(1,979,910)	1,656,526

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(542,865)	(1,123,881)	(741,519)
Proceeds from sale of property and equipment	21,500	-	-
Decrease (increase) in accounts receivable affiliates	261,667	(195,844)	249,520
(Increase) decrease in notes receivable from officers	-	-	425,376
(Increase) in deposits	-	-	(51,240)
Covenant not to compete incurred	-	(130,000)	-
NET CASH (USED IN) INVESTING ACTIVITIES	(259,698)	(1,449,725)	(117,863)

CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings on note	200,000	-	750,000
Long-term borrowings on note	-	-	1,250,000
Payments on short-term debt	-	(925,137)	(1,450,000)
Payments on long-term debt	(284,814)	(212,411)	(154,010)
Proceeds from officer loan	159,365	447,164	-
Proceeds from stock issuance - net	-	2,485,133	-
Issuance of 1,000,000 stock warrants	-	-	15,000
Repurchase of 8,000,000 shares of common stock	-	-	(21,250)
Distributions	-	-	(654,133)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	74,551	1,794,749	(264,393)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(70,771)	(1,634,886)	1,274,270

CASH AND CASH EQUIVALENTS, Beginning of Year	227,301	1,862,187	587,917

CASH AND CASH EQUIVALENTS, End of Year	$156,530	$227,301	$1,862,187

The accompanying notes are an integral part of these consolidated financial statements.

GIANT MOTORSPORTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE YEARS ENDED DECEMBER 31,

	2006	2005	2004

OTHER SUPPLEMENTARY CASH FLOW INFORMATION

Accretion of preferred stock discount	$-	$2,870,000	$-

Debt incurred for acquisition of sales agreement	$100,000	$-	$-

Stock issued for outside services	$-	$11,600	$-

Short-term borrowings incurred for the acquisition of assets	$-	$-	$1,675,000

Note payable to officer incurred for the acquisition of assets	$-	$243,572	$-

Interest paid	$1,445,662	$762,736	$642,859

Income taxes paid	$-	$151,000	$200,000

Preferred stock dividends paid in common stock	$273,526	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

GIANT MOTORSPORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

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

Contracts in Transit:
Contracts in transit represent customer finance contracts evidencing loan agreements or lease agreements between the Company, as creditor, and the customer, as borrower, to acquire or lease a vehicle whereby a third-party finance source has given the Company initial, non-binding approval to assume the Company’s position as creditor. Funding and approval from the finance source is provided upon the finance source’s review of the loan or lease agreement and related documentation executed by the customer at the dealership. These finance contracts are typically funded within ten days of the initial approval of the finance transaction by the third-party finance source. The finance source is not contractually obligated to make the loan or lease to the customer until it gives its final approval and funds the transaction. Until such final approval is given, contracts in transit represent amounts due from the customer to the Company. See Note B for additional information.

GIANT MOTORSPORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2006, 2005 and 2004

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Allowance for Doubtful Accounts:
Accounts are written off when management determines that an account is uncollectible. Recoveries of accounts previously written off are recorded when received. An estimated allowance for doubtful accounts is determined to reduce the Company’s receivables to their carrying value, which approximates fair value. The allowance is estimated based on historical collection experience, specific review of individual customer accounts, and current economic and business conditions. Management has determined that an allowance of $25,000 is sufficient at December 31, 2006 and December 31, 2005.

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
December 31, 2006, 2005 and 2004

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

The Company’s policy is to review the amount of credit exposure to any one financial institution and place investments with financial institutions evaluated as being creditworthy. In the ordinary course of business, the Company has bank deposits and overnight repurchase agreements that may exceed federally insured limits. As of December 31, 2006 and 2005 the Company had $301,955 and $462,702 in excess of the $100,000 insured limit.

Concentration of credit risk, with respect to accounts receivable-customers, is limited through the Company’s credit evaluation process. The Company reviews the credit history before extending credit. Generally, the Company does not require collateral from its customers

Property and Equipment:
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

Depreciation of property and equipment and amortization of leasehold improvements are provided using the straight-line method over the following estimated useful lives:

Fixtures, and equipment	3-7 years
Vehicles	5 years
Leasehold Improvements	15-39years

GIANT MOTORSPORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2006, 2005 and 2004

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Goodwill And Other Intangible Assets:
In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement No. 142 “Goodwill and Other Intangible Assets”. This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supercedes APB opinion No. 17, “Intangible Assets”. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in the financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The Company, in its acquisitions, recognized $1,588,950 of goodwill and $100,000 of other intangible assets associated with a licensing sales agreement. The Company performs its annual impairment test for goodwill at year-end. As of December 31, 2006, the Company has determined that no impairment is necessary.

	2006	2005

Goodwill	$1,588,950	$1,588,950
Licensing Agreement	100,000	-0-
TOTAL	$1,688,950	$1,588,950

Income Taxes:
Income taxes are calculated using the liability method specified by Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.”

At December 31, 2006 and 2005, income taxes are provided for amounts currently due and deferred amounts arising from temporary differences between income for financial reporting and income tax purposes.

Advertising Costs:
Advertising costs are expensed when incurred. Charges to operations amounted to $2,198,800, $2,296,491 and $1,265,407 for the years ended December 31, 2006, 2005 and 2004 respectively.

Earnings (Loss) Per Share of Common Stock:
Historical net income (loss) per share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive for the periods presented.

GIANT MOTORSPORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2006, 2005 and 2004

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings (Loss) Per Share of Common Stock (Continued):
The following is a reconciliation of the computation for basic and diluted EPS:

	Years Ended December
	2006	2005	2004

Net income (loss) attributed to common shares	$(454,724)	$(2,878,803)	$958,061

Weighted-average common shares outstanding (Basic)	11,090,020	10,435,904	10,425,000

Weighted-average common stock equivalents:
Warrants	0	0	1,010,929
Options	0	0	565,574

Weighted-average common shares
outstanding (diluted)	11,090,020	10,435,904	12,001,503

The Company uses the intrinsic value method to account for warrants granted to executive officer, directors, key employees and advisors for the purchase of common stock. No compensation expense is recognized on the grant date, since at that date, the warrant price equals or is higher than the market price of the underlying common stock. The Company discloses the pro forma effect of accounting for stock warrants under the fair value method. The Company uses the fair value method to account for warrants granted to advisors for the purchase of common stock. There were 11,779,574, 7,316,503 and 1,576,503 common stock equivalents available at December 31, 2006, 2005, and 2004, respectively.

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

Stock-Based Compensation:
Effective January 1, 2006, the Company adopted the provisions of Financial Accounting Standards Board Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” which establishes the accounting for employee stock-based awards. Under the provisions of SFAS 123R, stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period. The Company adopted SFAS 123R using the modified prospective method, and as such, periods prior to December 31, 2005 have not been restated.

GIANT MOTORSPORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2006, 2005 and 2004

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation (Continued):
Prior to December 31, 2005, the Company accounted for stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”, and related interpretations. Under APB No. 25, compensation cost was recognized based on the difference, if any, on the date of grant between the fair value of the Company’s stock and the amount an employee must pay to acquire the stock. In 2004, the Company granted options at an exercise price greater than the market value on the date of grant. Accordingly, no compensation expense was recognized for the stock option in periods prior to the adoption of SFAS No. 123R.

SFAS No. 123R requires disclosure of pro-forma information for periods prior to adoption. The pro-forma disclosures are based on the fair value of awards at the grant date, amortized to expense over the service period. The following table illustrates the effect on net income and earnings per share as if the Company has applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, for the period prior to adoption of SFAS No. 123R, and the actual effect on net income and earnings per share for the period after adoption of SFAS No. 123R.

If compensation expensed for the Company’s stock-based compensation plans had been determined consistent with SFAS 123, the Company’s net income (loss) per share including pro-forma results would have been the amounts indicated below:

	2006	2005	2004
Net income (loss);
As reported	$(181,198)	$(8,803)	$958,061
Deduct: Total stock-based employee
Compensation determined under fair
Value based method for all awards,
Net of related tax effects.	-0-	-0-	586,274

Net income, pro forma	$(181,198)	$(8,803)	$371,787

Net income (loss) per share:
As reported:
Basic	$(0.04)	$(0.28)	$0.09
Diluted	$(0.04)	$(0.28)	$0.08

Pro forma:
Basic	$(0.04)	$(0.28)	$0.06
Diluted	$(0.04)	$(0.28)	$0.03

GIANT MOTORSPORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2006, 2005 and 2004

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation (Continued):
For purposes of the above table, the fair value of the options granted is estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2006	2005	2004

Dividend yield	0.0%	0.0%	0.0%
Expected volatility	107.38	107.38	19.27
Risk-free interest rate	4.50%	4.50%	4.50%
Expected life in years	1 - 5	1 - 5	1 - 5

Recent Accounting Pronouncements:
On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective for small business issuers as of the first interim period that begins after December 15, 2005. For the year ended December 31, 2006, FAS 123R did not have any impact on the financial statements.

On December 16, 2004, FASB issued Financial Accounting Standards No. 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions ("FAS 153"). This statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. Under FAS 153, if a non-monetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. FAS153 is effective for non-monetary transactions in fiscal periods that begin after June 15, 2005. The implementation of this standard did not have a material impact on its financial position, results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." SFAS No. 154 replaces Accounting Principles Board ("APB") Opinion No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements." SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including the cumulative effect of changing to the new accounting principle in net income in the period of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a material impact on the Company's financial position, results of operations, or cash flows for the year ended December 31, 2006.

GIANT MOTORSPORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2006, 2005 and 2004

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued):

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140." SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets," and permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that GIANT concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. The Company is currently evaluating the effect the adoption of SFAS No. 155 will have on its financial position, results of operations, and cash flows.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140." SFAS No. 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract under a transfer of the servicer's financial assets that meets the requirements for sale accounting, a transfer of the servicer's financial assets to a qualified special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale or trading securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. Additionally, SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, permits an entity to choose either the use of an amortization or fair value method for subsequent measurements, permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights and requires separate presentation of servicing assets and liabilities subsequently measured at fair value and additional disclosures for all separately recognized servicing assets and liabilities. SFAS No. 156 is effective for transactions entered into after the beginning of the first fiscal year that begins after September 15, 2006. The Company is currently evaluating the effect the adoption of SFAS No. 156 will have on its financial position, results of operations, and cash flows.

GIANT MOTORSPORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2006, 2005 and 2004

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued):
In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 establishes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact the adoption of this interpretation will have on its future financial statements.

In September 2006, The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurement" ("SFAS No. 157"). This standard provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. Prior to SFAS No. 157, the methods for measuring fair value were diverse and inconsistent, especially for items that are not actively traded. The standard clarifies that for items that are not actively traded, such as certain kinds of derivatives, fair value should reflect the price in a transaction with a market participant, including an adjustment for risk, not just the company's mark-to-model value. SFAS No. 157 also requires expanded disclosure of the effect on earnings for items measured using unobservable data. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of this statement on its financial statements and expects to adopt SFAS No.157 on December 31, 2007.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans -- An Amendment of FASB Statements No. 87, 88, 106, and 132R." This standard requires an employer to: (a) recognize in its statement of financial position an asset for a plan's overfunded status or a liability for a plan's underfunded status; (b) measure a plan's assets and its obligations that determine its funded status as of the end of the employer's fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The adoption of FAS 158 is not anticipated to have a material impact on the Company's financial position or results of operations.

GIANT MOTORSPORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2006, 2005 and 2004

NOTE B - ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consisted of the following:
	2006	2005
A/R-Customers and dealers	$2,129,416	$2,770,165
A/R-Manufacturers	805,279	1,317,542
A/R-Employees	4,649	9,424
Contracts in transit	889,374	778,277
	3,828,718	4,875,408
Allowance for doubtful accounts	25,000	25,000
	$3,803,718	$4,850,408

NOTE C - INVENTORIES

Inventories consisted of the following:
	2006	2005
Parts and accessories	$1,974,482	$1,958,330
Vehicles	19,292,653	14,816,739
TOTALS	$21,267,135	$16,775,069

The Company does not provide for allowances on its vehicle and parts and supplies inventory. With regards to vehicle inventory, all models are specifically identified. Slow moving vehicles are reduced in price via a rebate offered by the manufacturer. Historically, the Company has been successful in selling its vehicle inventory. No allowance is made on the parts and supplies inventory, as the items that are slow moving are immaterial to the inventory taken as a whole.

NOTE D - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:
	2006	2005
Fixtures and equipment	$2,151,547	$2,016,383
Vehicles	429,195	366,326
Leasehold improvements	572,776	264,328
	3,153,518	2,647,037
Less accumulated depreciation	(1,149,244)	(753,070)
NET PROPERTY AND EQUIPMENT	$2,004,274	$1,893,967

Depreciation expense charged to operations amounted to $432,558 in 2006, $335,581 in 2005 and $165,043 in 2004. During 2006, the Company sold a fully depreciated vehicle with a cost of $36,384 for proceeds of $21,500 and accordingly recognized a gain in the amount of $21,500.

GIANT MOTORSPORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2006, 2005 and 2004

NOTE E - NOTES PAYABLE - FLOOR PLANS

The Company has floor plan financing agreements for the purchase of its new and used vehicle inventory. The floor plans are collateralized by substantially all corporate assets. The following is a summary of floor plan financing agreements:
	2006	2005
Kawasaki Motors Finance Company floor plan
agreement provides for borrowings up to
$2,300,000. Interest is payable monthly and
fluctuates with prime and varies based on the type
of unit financed and the length of time the unit
remains on the floor plan (ranging from 8.25% to
12.75% at December 31, 2006 and 2005, respectively).
Principal payments are due upon the sale of the
specific units financed.	$2,187,507	$1,750,508

GE Commercial Distribution Finance floor plan agreement
for Yamaha units provides for borrowings up to
$3,000,000. Interest is payable monthly and fluctuates
with prime and varies based on the type of unit financed
and the length of time the unit remains on the floor plan
(ranging from 6% to 11.25% at December 31, 2006 and
2005, respectively). Principal payments are due upon
the sale of the specific units financed.	2,715,618	1,929,919

GE Commercial Distribution finance floor plan agreement
for Suzuki units provides for borrowings up to $100,000.
The manufacturer, at its discretion, may increase the
borrowings. Interest is payable monthly and fluctuates
with prime and varies based on the type of unit financed
and the length of time the unit remains on the floor plan
(ranging from 4.8% to 9.25% at December 31, 2006 and
2005, respectively). Principal payments are due upon
the sale of the specific units financed.	4,719,465	5,032,413

Polaris Acceptance floor plan agreement provides for
borrowings up to $450,000. The manufacturer, at its
discretion, may increase the borrowings. The agreement
is collateralized by specific units financed (rate ranging from
12% to 17.25% at December 31, 2006 and 2005,
respectively). Principal payments are due at the
of date of sale or one year after financing.	289,338	433,248

GIANT MOTORSPORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2006, 2005 and 2004

Fifth Third Bank floor plan agreement provides for
borrowings up to $2,500,000. Interest is payable
monthly and fluctuates with prime (8.53% and 7.4%
at December 31, 2006 and 2005, respectively) and
varies based on the type of unit financed and the length
of time the unit remains on the floor plan. Principal
payments are due upon the sale of the specific units
financed.	2,041,303	1,897,923

American Honda Finance floor plan agreement
provides for borrowings up to $2,000,000.
The manufacturer, at its discretion, may increase the
borrowings. Interest is payable monthly and
fluctuates with prime and varies based on the type
of unit financed and the length of time the unit remains
on the floor plan. Principal payments are
due upon the sale of the specific units financed.	1,232,277	477,472

GE Commercial Distribution Finance floor plan agreement
for Ducati units provides for borrowings up to $450,000.
Interest is payable monthly and fluctuates with prime
(ranging from 4.8% to 12.25% at December 31, 2006 and
2005, respectively) and varies based on the type of unit
financed and the length of time the unit remains on the
floor plan. Principal payments are due upon the sale
of the specific units financed.	356,021	282,920

GE Commercial Distribution Finance floor plan agreement
for Yamaha units provides for borrowings up to $1,900,000.
Interest is payable monthly and fluctuates with prime
(ranging from 6% to 11.25% at December 31, 2006 and
2005, respectively) and varies based on the type of unit
financed and the length of time the unit remains on the
floor plan. Principal payments due upon the sale of the
specific units financed.	1,824,710	1,814,701

GE Commercial Distribution Finance floor plan agreement
for Suzuki units provides for borrowings up to $100,000.
The manufacturer, at its discretion, may increase the
borrowings. Interest is payable monthly and fluctuates
with prime (ranging from 3.6% to 9.25% at December 31,
2006 and 2005, respectively) and varies based on the type
of unit financed and the length of time the unit remains
on the floor plan. Principal payments are due upon the
sale of the specific units financed.	3,400,375	2,310,607

GIANT MOTORSPORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2006, 2005 and 2004

Fifth Third Bank floor plan agreement provides for
borrowing up to $2,500,000. Interest is payable
monthly and fluctuates with prime (8.53% at December
31, 2006 and 7.4% at December 31, 2005) and varies
based on the type of unit financed and the length of
time the unit remains on the floor plan. Principal
payments are due upon the sale of the specific units
units financed.	728,883	1,230,008

Kawasaki Motors Finance Company floor plan agreement
provides for borrowings up to $1,500,000. Interest is
payable monthly and fluctuates with prime (18% at
December 31, 2006) and varies based on the type
of unit financed and the length of time the unit remains
on the floor plan. Principal payments are due upon the
sale of the specific units financed.	1,358,910	-0-

GE Commercial Distribution Finance floor plan agreement
for CPI units provides for borrowings up to $150,000.
Interest is payable monthly and fluctuates with prime
(10.25% at December 31, 2006 ) and varies based on the
type of unit financed and the length of time the unit remains on the floor plan. Principal payments are due upon the
sale of the specific units financed.	31,480	-0-

TOTALS	$20,885,887	$17,159,719

GIANT MOTORSPORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2006, 2005 and 2004

NOTE F - LONG-TERM DEBT

The following is a summary of long-term debt:
	2006	2005

A $250,000 note payable with HSK Funding bearing
interest at 15% at December 31, 2006.	$250,000	$-0-

A $200,000 note payable with HSK Funding bearing
interest at 15.5% at December 31, 2006.	200,000	-0-

A $250,000 note payable with HSK Funding bearing
interest at 15% at December 31, 2005.	-0-	250,000

A $250,000 revolving line of credit at a bank bearing
interest at a variable rate of prime plus one percent (9.25%
and 8% at December 31, 2006 and 2005, respectively).
The loan is collateralized by substantially all the
Company’s assets and the building owned personally
by an officer.	249,863	249,863

Note payable to bank bearing interest at 6.25%
payable in monthly installments of $17,360, through
August 2007, at which point there is a balloon
payment. The note is collateralized by substantially
all Company’s assets, and shareholder guarantees.	781,280	989,600

Note payable to bank bearing interest at 8.6%,
payable in monthly installments of $537, through
May 2007, collateralized by vehicle.	2,522	9,016

Note payable to Champion Cycle for the purchase
of their Kawasaki license bearing interest at 5%,
payable in monthly installments of $10,000
plus interest through June 2007.	30,000	-0-

	1,513,665	1,498,479
Less current maturities	1,513,665	714,623
TOTALS	$-0-	$783,856

GIANT MOTORSPORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2006, 2005 and 2004

NOTE G - NOTE PAYABLE - OFFICER

Note payable to officer consisted of a promissory note bearing interest at a rate of 6% per annum. The loan is payable on demand anytime after October 26, 2007, and as such, has been classified as a current liability. The balance at December 31, 2006 and 2005 was $352,500 and $193,135, respectively.

NOTE H - INCOME TAXES

Income taxes (credit) consisted of the following:	2006	2005	2004

Current	$(92,700)	$(119,500)	$593,300
Deferred	20,600	80,600	28,900

TOTALS	$(72,100)	$(38,900)	$622,200

Deferred tax assets (liabilities) consisted of the following:
	2006	2005	2004
Deferred tax assets - current and long-term:
Allowance for doubtful accounts and net
operating loss carryforward	$113,900	$0	$8,500

Deferred tax liabilities - long-term:
Depreciation	(20,600)	(52,100)	(37,400)
TOTALS	$93,300	$(52,100)	$(28,900)

GIANT MOTORSPORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2006, 2005 and 2004

NOTE I - RELATED PARTY TRANSACTIONS

Related Party Transactions:

Accounts receivable, affiliates consisted of the following:

	2006	2005
Noninterest bearing advances to Marck’s Real
Estate, LLC., a limited liability company
affiliated through common ownership,
interest to be repaid within one year.	$-0-	$261,667

TOTALS	$-0-	$261,667

The Company leases its Ohio subsidiary retail facility from an affiliated entity controlled by an officer of the Company, who has personally guaranteed the debt on the building, under a five-year agreement with two five-year renewal terms. Charges to operations amounted to $228,000 in 2006 and 2005 and $180,000 in 2004.

NOTE J - EMPLOYEE BENEFIT PLANS

The Company sponsors a Simple Retirement Plan for all eligible employees. The Company matches 100% of employee contributions up to 3% of compensation. Charges to operations amounted to $34,664 in 2006, $32,139 in 2005 and $28,198 in 2004.

NOTE K - LEASES

The Company had been leasing its Chicago subsidiary retail facility under a month-to-month agreement for 2004. In 2005, the Company moved its operations to a new facility under a ten-year agreement with a ten-year renewal option. The payments on the lease commenced in August 2005 at a monthly amount of $33,333 through May of 2006, then increasing to $40,000 per month from June 2006 through May 2007, $45,000 per month from June 2007 through May 2008, $46,667 from June 2008 through May 2009 and then increasing 3% annually for the remaining term of the lease. The Company is also liable for a proportionate share of the expenses and taxes over a specified amount. The Company had been granted a four month rent holiday. Rent expense has been calculated using the straight-line basis over the lease term of ten (10) years to reflect the inclusion of the rent-free period.

The Company also leases office space at the Chicago location under a ten-year agreement with a ten-year renewal option. The payments on the lease commenced in August 2005 at a monthly amount of $15,295 through May 2006, then increasing to $15,754 per month from June 2006 through May 2007, $16,226 per month from June 2007 through May 2008 and then increasing 3% annually for the remaining term of the lease.

GIANT MOTORSPORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2006, 2005 and 2004

NOTE K - LEASES (Continued)

The following is a summary of future minimum lease payments under the operating leases that have initial or remaining non-cancellable terms in excess of one year as of December 31, 2006:

YEAR ENDING	AMOUNT

2007	$1,004,291
2008	1,036,549
2009	1,059,641
2010	1,082,790
2011	1,106,631
$5,289,902

The Company also leased two residential locations in Chicago under a month-to-month agreement. The amount charged to rent amounted to $27,675, $12,000, and $8,000 for the years ended December 31, 2006, 2005, and 2004, respectively.

NOTE L - PREFERRED STOCK

The Company has 5,000,000 shares of preferred stock authorized, with a par value of $.001 per share. Included in these 5,000,000 shares are 5,000 authorized shares of Series A Convertible Preferred stock, of which 2,450 shares are issued and outstanding at December 31, 2006. On September 16, 2005, the Company issued 2,870 shares of Series A Convertible Preferred stock with a stated value of $1,000 to accredited investors in a private placement offering. Each share of Series A Convertible Preferred Stock is convertible into 2,000 shares of the Company’s common stock. However, the Company was not able to have its Registration Statement declared effective by the original due date and subsequently, each holder of the preferred shares was able to convert their shares at less than the agreed upon factor. This “triggering event” provided a discount on the conversion, and additional shares were provided to those shareholders who did not consent, and consequently, converted their preferred Series A shares. The Company’s Registration Statement was declared effective by the Securities and Exchange Commission in February 2006.

The Company also issued in the private placement (i) warrants allowing the investors to purchase up to 5,740,000 shares of the Company’s common stock, and (ii) an option allowing the placement agent to purchase 287 shares of Series A Convertible Preferred Stock, and warrants to purchase up to 574,000 shares of common stock.

During the year ended December 31, 2006, four (4) independent Series A Preferred shareholders exercised 420 shares of the conversion feature of the stock, and subject to the provisions of the conversion, received 938,500 shares of common stock in exchange for their combined 420 shares of preferred shares.

GIANT MOTORSPORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2006, 2005 and 2004

NOTE L - PREFERRED STOCK (Continued)

The Company issued 408,246 shares of its common stock, with a fair market value of $273,526, as a dividend to all Series A Preferred shareholders, in accordance with the placement offering provisions.

In the year ended December 31, 2005, in connection with the private placement warrants, the Company reported an accretion of preferred stock discount in the amount of $2,870,000 as a constructive dividend associated with the preferred stock. This amount reduced the amount available for the common stockholders.

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

NOTE M - COMMON STOCK

The Company has 75,000,000 shares of $.001 par common stock authorized, with 11,791,747 and 10,445,000 issued and outstanding at December 31, 2006 and 2005, respectively. As disclosed above, the Company issued 408,247 shares of its common stock as a dividend to the Preferred Series A shareholders. In addition, the Company issued 938,500 shares in connection with the conversion feature associated with the Preferred Series A shares. In 2005, the Company issued 20,000 shares for services rendered. The shares were issued at fair market value of $.58 per share.

NOTE N - ACQUISITION OF KINGS MOTORSPORTS, INC.

On April 30, 2004, pursuant to an Asset Purchase Agreement (the “Asset Agreement”), dated April 30, 2004 by and among the Company, King’s Motorsports, Inc., d/b/a Chicago Cycle (“Chicago Cycle”), Jason Haubner and Jerry Fokas, the two (2) shareholders of Chicago Cycle, the Company acquired (the “Acquisition”), substantially all of the assets of Chicago Cycle (the “Chicago Assets”). This acquisition is being sought primarily to provide the Company with a larger market share in the industry. All the operations of the acquired entity are included in the Company’s income statement from the date of acquisition (April 30, 2004) through December 31, 2004. Through the acquisition, goodwill in the amount of $1,588,950 was recognized, and is being amortized over 15 years for tax purposes. In consideration for the Chicago Assets and pursuant to the Asset Agreement, the Company (i) assumed certain specified liabilities of Chicago Cycle, and (ii) agreed to pay to Chicago Cycle $2,925,000, as follows:

GIANT MOTORSPORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2006, 2005 and 2004

NOTE N - ACQUISITION OF KINGS MOTORSPORTS, INC. (continued)

(a) $1,250,000 at the closing of the Acquisition (the “Initial Payment”), and
(b) $1,675,000 through the issuance to Chicago Cycle of a 6%, $1,625,000 aggregate principal amount promissory note (the “Note”). The principal amount of the Note matures as follows:

(i)	$500,000 on July 29, 2004
(ii)	$250,000 on October 29, 2004, and
(iii)	the remaining $925,000, plus accrued but unpaid interest on April 30, 2005. (The balance was repaid in 2005)

The Note was secured by a second lien on the Chicago Assets pursuant to a Commercial Security Agreement dated as of April 30, 2004, by and among the Company and Chicago Cycle, and guaranteed pursuant to a Guaranty dated April 30, 2004 by and among Chicago Cycle, the Company, Russell Haehn and Gregory Haehn, the current executive officers and controlling shareholders of the Company (each an “Executive”, and, collectively, the “Executives”).

To fund the $1,250,000 Initial Payment, the Company pursuant to a Term Note dated March 12, 2004, by and among the Company and The Fifth Third Bancorp Bank (the “Bank”) borrowed $1,250,000 (the “Initial Loan”) from the Bank. The Initial Loan, which matured on May 31, 2004, was refinanced with the Bank through a term loan, which matures on May 31, 2010 (the “Term Loan”), which bears interest at the rate of prime plus one percent (1%) per annum. The Company’s payment obligations under the Term Loan are guaranteed by the Executives pursuant to a Secured Continuing Unlimited dated as of March 12, 2004 by each Executive and the Bank. The Loan is also secured pursuant to a Security Agreement dated March 12, 2004 by and between the Bank and the Company, by a first priority lien on all the assets of the Company (including, but not limited to, the Chicago Assets).

In connection with the Acquisition and pursuant to the Asset Purchase Agreement, the Company entered into a Non-Competition Agreement (“Non-Competition Agreement”), dated April 30, 2004 with Mr. Haubner (effective January 1, 2005), pursuant to which Mr. Haubner agreed to limit his business activities to those not competing with Chicago Cycle until December 31, 2005. In consideration for the Non-Competition Agreement, the Company agreed to pay Mr. Haubner a monthly fee of $20,833. Effective June 15, 2005, Mr. Haubner violated the Agreement. The Company has negotiated a total amount to be assigned to the Non-Competition Agreement of $130,000, which was paid in full in 2005.

GIANT MOTORSPORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2006, 2005 and 2004

NOTE O - LITIGATION

The Company has retained legal counsel on several litigation matters involving past due amounts and for breach of contract. The Plaintiffs are requesting relief in the aggregate of approximately $200,000. All amounts relating to past due amounts have been previously recorded. The Company is in the process of resolving these matters. Legal counsel has advised they cannot evaluate the likely outcome. As such, no contingency has been recorded for any possible unlikely outcome.

NOTE P - SUBSEQUENT EVENT

On October 1, 2006, the Company entered into a new lease for the Salem, Ohio facility. The lease will commence January 1, 2007 and run through December 2016. The monthly payment has increased from $19,000 to $24,000 per month. The lease provides for two (2) consecutive five-year renewal terms at a rate to be negotiated.

In connection with the Series A Preferred Convertible Shares, the Company issued 421,379 shares of its common stock as a dividend, as outlined in the Series A Preferred Stock Agreement.