Form 10-Q
period 2007-03-31
GIANT MOTORSPORTS INC
filed 2007-05-14
CIK 1204947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended March 31, 2007

OR

|_| Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the transition period from ____________ to _______________

Commission File Number: 000-50243

GIANT MOTORSPORTS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	33-1025552
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

13134 State Route 62, Salem, Ohio	44460
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date. As of May 10, 2007 the registrant had 12,213,126 shares of common stock, $.001 par value, issued and outstanding.

GIANT MOTORSPORTS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GIANT MOTORSPORTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2007	December 31, 2006
	Unaudited	Audited
CURRENT ASSETS
Cash and cash equivalents	$817,595	$156,530
Accounts receivable, net	3,580,012	3,803,718
Accounts receivable, employees	14,882	-
Inventories	20,656,889	21,267,135
Deferred tax assets	361,000	113,900
Prepaid expenses	33,831	10,131
TOTAL CURRENT ASSETS	25,464,209	25,351,414

FIXED ASSETS, NET	1,904,693	2,004,274

OTHER ASSETS
Intangibles, net	1,688,950	1,688,950
Deposits	41,000	41,000
TOTAL OTHER ASSETS	1,729,950	1,729,950
TOTAL ASSETS	$29,098,852	$29,085,638

The accompanying notes are an integral part of these condensed consolidated financial statements.

GIANT MOTORSPORTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

LIABILITIES AND STOCKHOLDERS' EQUITY

	March 31, 2007	December 31, 2006
	Unaudited	Audited
CURRENT LIABILITIES
Current portion of long-term debt	$1,449,949	$1,513,665
Notes payable, floor plans	19,845,378	20,885,887
Note payable, officer	270,223	352,500
Accounts payable, trade	3,114,164	1,987,152
Accrued expenses	627,285	493,939
Customer deposits	615,737	196,246
TOTAL CURRENT LIABILITIES	25,922,736	25,429,389

DEFERRED TAX LIABILITIES	14,200	20,600
TOTAL LIABILITIES	25,936,936	25,449,989

COMMITMENTS

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value, authorized 5,000,000 shares
5,000 shares designated Series A Convertible, $1,000 stated
value 2,450 and 2,450 shares issued and outstanding at
March 31, 2007 and December 31, 2006, respectively	2,450,000	2,450,000
Common stock, $.001 par value, authorized 75,000,000 shares
12,213,126 and 11,791,747 shares issued and outstanding at
March 31, 2007 and December 31, 2006, respectively	12,213	11,792
Additional paid-in capital	1,960,874	1,868,592
Additional paid-in capital - Options	93,426	93,426
Additional paid-in capital - Warrants	1,724,800	1,724,800
Additional paid-in capital - Beneficial conversions	1,303,400	1,303,400
Issuance cost on preferred series A shares convertible	(786,762)	(786,762)
Accumulated deficit	(3,596,035)	(3,029,599)
TOTAL STOCKHOLDERS' EQUITY	3,161,916	3,635,649
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$29,098,852	$29,085,638

The accompanying notes are an integral part of these condensed consolidated financial statements.

GIANT MOTORSPORTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three months ended March 31,

	2007	2006
	(Unaudited)	(Unaudited)
REVENUES
Sales	$20,034,116	$17,783,777
Finance, insurance and extended service revenues	871,788	605,860
TOTAL REVENUES	20,905,904	18,389,637

COST OF SALES	18,428,636	15,842,217
GROSS PROFIT	2,477,268	2,547,420

OPERATING EXPENSES
Selling expenses	1,790,171	2,045,931
General and administrative expenses	1,002,609	1,171,179
	2,792,780	3,217,110
LOSS FROM OPERATIONS	(315,512)	(669,690)

OTHER INCOME AND (EXPENSE)
Other income, net	4,706	4,096
Gain on sale of asset	184	-
Interest expense, net	(416,611)	(275,558)
	(411,721)	(271,462)

LOSS BEFORE PROVISION (BENEFIT) FOR TAXES	(727,233)	(941,152)

PROVISION (BENEFIT) FOR INCOME TAXES	(253,500)	-

LOSS BEFORE PREFERRED DIVIDENDS	(473,733)	(941,152)

PREFERRED DIVIDENDS	92,703	126,722
NET LOSS ATTRIBUTABLE TO
COMMON SHAREHOLDERS	$(566,436)	$(1,067,874)

BASIC LOSS PER SHARE	$(0.05)	$(0.11)

DILUTED LOSS PER SHARE	$(0.05)	$(0.11)

WEIGHTED AVERAGE SHARES OUTSTANDING

BASIC	11,936,889	10,532,973
DILUTED	11,936,889	10,532,973

The accompanying notes are an integral part of these condensed consolidated financial statements.

GIANT MOTORSPORTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2007 and 2006

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(473,733)	$(941,152)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	109,487	108,506
Deferred federal income tax credit (net)	(253,500)	-
Provision for doubtful accounts	21,831	-
(Gain) on sale of asset	(184)	-
Decrease in accounts receivable, net	201,875	1,385,365
(Increase) in accounts receivable, employees	(14,882)	(11,013)
(Increase) decrease in inventories	610,246	(6,207,433)
(Increase) in prepaid expenses	(23,700)	(101,370)
Increase in customer deposits	419,491	633,375
Increase in accounts payable trade	1,127,012	612,355
Increase (decrease) in floor plan liability	(1,040,509)	5,294,542
Increase in accrued expenses	133,346	38,108
NET CASH PROVIDED BY OPERATING ACTIVITIES	816,780	811,283

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(16,722)	(454,934)
Proceeds from sale of property and equipment	7,000	-
Decrease in accounts receivable affiliates	-	261,667
NET CASH (USED IN) INVESTING ACTIVITIES	(9,722)	(193,267)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on long-term debt	(63,716)	(78,690)
Payments on note payable to officer	(82,277)	(115,490)
NET CASH (USED IN) FINANCING ACTIVITIES	(145,993)	(194,180)
NET INCREASE IN CASH AND CASH EQUIVALENTS	661,065	423,836

CASH AND CASH EQUIVALENTS, beginning of Period	156,530	227,301
CASH AND CASH EQUIVALENTS, end of Period	$817,595	$651,137

OTHER SUPPLEMENTARY CASH FLOW INFORMATION
Income taxes paid	$-	$158,550
Interest paid	$416,611	$277,412
Preferred stock dividends paid in common stock	$92,703	$126,722

The accompanying notes are an integral part of these condensed consolidated financial statements.

GIANT MOTORSPORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007 and 2006
(UNAUDITED)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:
The condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual consolidated statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the December 31, 2006 audited financial statements and accompanying notes thereto. While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

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
March 31, 2007 and 2006
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

Allowance for Doubtful Accounts:
Accounts are written off when management determines that an account is uncollectible. Recoveries of accounts previously written off are recorded when received. An estimated allowance for doubtful accounts is determined to reduce the Company’s receivables to their carrying value, which approximates fair value. The allowance is estimated based on historical collection experience, specific review of individual customer accounts, and current economic and business conditions. Historically, the Company has not incurred any significant credit related losses. Management has determined that an allowance of $25,000 is necessary at March 31, 2007.

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
March 31, 2007 and 2006
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

The Company’s policy is to review the amount of credit exposure to any one financial institution and place investments with financial institutions evaluated as being creditworthy. In the ordinary course of business, the Company has bank deposits and overnight repurchase agreements that may exceed federally insured limits. At March 31, 2007, the Company had $1,101,801 in excess of the federally insured limit.

GIANT MOTORSPORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2007 and 2006
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

Fixtures, and equipment	3-7 years
Vehicles	5 years
Leasehold Improvements	10 years

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

Gross Carrying Amount
Goodwill	$1,588,950
Licensing Agreement	100,000
TOTAL	$1,688,950

GIANT MOTORSPORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2007 and 2006
(UNAUDITED)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes:
Income taxes are calculated using the liability method specified by Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.”

At March 31, 2007, income taxes are provided for amounts currently due and deferred amounts arising from temporary differences between income for financial reporting and income tax purposes.

Advertising Costs:
Advertising costs are expensed when incurred. Charges to operations amounted to $495,506 and $733,474 for the three months ended March 31, 2007 and 2006, respectively.

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

The following is a reconciliation of the computation for basic and diluted EPS:

	Three Months Ended
	March 31, 2007	March 31, 2006
Net income (loss) attributed to common shares	$(566,436)	$(1,067,874)

Weighted-average common shares outstanding (Basic)	11,936,889	10,532,973

Weighted-average common stock equivalents: Warrants	-0-	-0-

Weighted-average common shares outstanding (Diluted)	11,936,889	10,532,973

There are 16,679,574 and 7,191,503 common stock equivalents available at March 31, 2007 and 2006, respectively.

GIANT MOTORSPORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2007 and 2006
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

NOTE B - ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of receivables due from customers and dealers, manufacturers, employees, and finance companies for contracts in transit and is net of an allowance for doubtful accounts of $25,000 at March 31, 2007.

NOTE C - INVENTORIES

Inventories consisted of vehicles and parts and accessories.

NOTE D - FIXED ASSETS

Fixed assets consisted of the following:

March 31, 2007
Fixtures and equipment	$2,153,076
Vehicles	420,675
Leasehold improvements	587,969
3,161,720
Less accumulated depreciation	1,257,027
NET FIXED ASSETS	$1,904,693

Depreciation expense charged to operations amounted to $109,487 and $108,506 for the three months ended March 31, 2007 and 2006, respectively.

GIANT MOTORSPORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2007 and 2006
(UNAUDITED)

NOTE E - NOTES PAYABLE - FLOOR PLANS

The Company has various floor plan financing agreements aggregating $19,845,378 at March 31, 2007. Interest is payable monthly and fluctuates with prime and varies based on the type of unit financed and the length of time the unit remains on the floor plan (ranging from 4.8% to 18% at March 31, 2007). Principle payments are due upon the sale of the specific unit financed. The floor plans are collateralized by substantially all corporate assets.

NOTE F - LONG-TERM DEBT

Long-term debt consisted of various notes aggregating $750,086 at March 31, 2007. This amount matures at various times ranging from 2006 to 2009, bearing interest at various rates ranging from 5% to 8% to prime plus 1% per year. The notes are collateralized by substantially all of the Company’s assets.

The Company has a $250,000 revolving line of credit with a bank with an outstanding balance of $249,863 at March 31, 2007. The revolving line of credit has no stipulated repayment terms. This loan bears interest at prime plus one percent (9.25% at March 31, 2007) and is collateralized by substantially all of the Company’s assets.

The Company has two notes with HSK Funding, each for $250,000. Each note bears interest at 15.5%. In addition, the Company paid a fee to extend the due date to June 15, 2007. The total outstanding balance on these notes in the aggregate was $450,000 at March 31, 2007.

NOTE G - NOTE PAYABLE - OFFICER

Note payable to officer consisted a promissory note bearing interest at 6% per year. The loan is payable on demand anytime after October 26, 2007, and as such, has been classified as a current liability. The balance at March 31, 2007 was $270,223.

GIANT MOTORSPORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2007 and 2006
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

The Company also leases office space at the Chicago location under a ten-year agreement with a ten-year renewal option. The payments on the lease commenced in August 2005 at a monthly amount of $15,295 through May 2007, then increasing to $15,754 per month from June 2007 through May 2008, $16,226 per month from June 2008 through May 2009 and then increasing 3% annually for the remaining term of the lease.

The following is a five year summary of future minimum lease payments under operating leases that have initial or remaining non cancellable terms in excess of one year as of March 31, 2007:

Year Ending	Amount
2008	$1,028,209
2009	1,051,049
2010	1,073,940
2011	1,097,516
2012	1,121,802
$5,372,516

The Company also leased two (2) residential locations in Chicago under a month-to-month agreement. The amount charged to rent amounted to $7,950 and $3,800 for the three months ended March 31, 2007 and 2006, respectively.

GIANT MOTORSPORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2007 and 2006
(UNAUDITED)

NOTE I - INCOME TAXES

Income taxes consisted of the following:

	March 31, 2007	December 31,2006
Current	$(247,100)	$(92,700)
Deferred	(6,400)	20,600
	$(253,500)	$(72,100)

Income taxes paid amounted to $-0- and $158,550 for the three months ended March 31, 2007 and 2006, respectively.

Deferred tax assets (liabilities) consisted of the following:

	March 31, 2007	December 31, 2006
Deferred tax assets (liabilities) consisted of the following:
Deferred tax assets - current and long term:
Allowance for doubtful account and net
operating loss carryforward	$361,000	$113,900

Deferred tax liabilities - long term:
Depreciation	(14,200)	(20,600)
TOTALS	$346,800	$93,300

NOTE J - RELATED PARTY TRANSACTIONS

The Company leases its Ohio subsidiary retail facility from a shareholder, who has personally guaranteed the debt on the building, under a five-year agreement with two five-year renewal terms. Charges to operations amounted to $72,000 and $57,000 for each of the three months ended March 31, 2007 and 2006, respectively.

GIANT MOTORSPORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2007 and 2006
(UNAUDITED)

NOTE K - PREFERRED STOCK

The Company has 5,000,000 shares of preferred stock authorized, with a par value of $.001 per share. Included in these 5,000,000 shares are 5,000 authorized shares of Series A Convertible Preferred stock, of which 2,450 shares are issued and outstanding at March 31, 2007. On September 16, 2005, the Company issued 2,870 shares of Series A Convertible Preferred stock with a stated value of $1,000 per share to accredited investors in a private placement offering. Each share of Series A Convertible Preferred Stock is convertible into 2,000 shares of the Company’s common stock. However, the Company was not able to have its Registration Statement declared effective by the original due date and subsequently, each holder of the preferred shares were able to convert their shares at less than the agreed upon factor. This “triggering event” provided a discount on the conversion, and additional shares were provided to those shareholders who did not consent, and subsequently, converted their preferred Series A shares.

The Company also issued in the private placement (i) warrants allowing the investors to purchase up to 5,740,000 shares of the Company’s common stock, and (ii) an option allowing the placement agent to purchase 287 shares of Series A Convertible Preferred Stock, and warrants to purchase up to 574,000 shares of common stock.

The Company issued 421,379 shares of its common stock as a dividend to all Series A Preferred shareholders, in accordance with the placement offering provisions.

NOTE L - COMMON STOCK

The Company has 75,000,000 shares of $.001 par common stock authorized, with 12,213,126 and 11,791,747 issued and outstanding at March 31, 2007 and December 31, 2006, respectively.

The Company issued 421,379 shares of common stock to holders of our Preferred Series A, in accordance with the placement offering provisions, as described above in NOTE K.

Item 2.               Management's Discussion and Analysis of Financial Conditions and
Results of Operations

The following discussion of our results of operations and financial condition should be read together with the condensed consolidated financial statements and the notes to those statements included elsewhere in this prospectus. This discussion may contain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results anticipated in any forward-looking statements as a result of a variety of factors, including those discussed in “Risk Factors” and elsewhere in this prospectus.

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

Overview of Economic Trends.

Effects of Increasing Interest Rates

Although the Federal Reserve, during the second half of 2006 and through the first quarter of 2007, temporarily paused its policy of raising the discount rate, we believe that increases in consumer loan interest rates, during the two year period immediately preceding this pause has had a material adverse effect on the sales of our power sports products, and more specifically the sales of new vehicles. Our revenues from sales of power sports products during the year ended December 31, 2006 were approximately 5.3% less than for the same period in 2005. Additionally, during 2006, $32.7 million of the approximately $97.6 million of our power sports sales (33.5%) were financed. In the event that the Federal Reserve resumes its policy of measured increases in the discount rate, the uncertainties created in the consumer financing market as a result of corresponding additional increases in interest rates, can reasonably be expected to have a continuing negative impact on the sale of new motorcycles in the next 12 to 24 months due to the increased costs to our customers.

During the early period of these measured increases in consumer interest rates, we believe that we experienced greater consumer interest in lower-priced used motorcycles, as a result of the increased costs of financing. This was also attributable to the addition of Chicago Cycles to our business in April 2004. Additionally, we commenced the sale of used motorcycles sales at our Andrew Cycles dealership in the second half of 2005, but have not yet achieved the level of sales penetration in used motorcycles at Andrews Cycles that we had forecasted. As consumer interest rates continued to climb throughout 2005 and 2006, it appears that these even higher rates began to negatively affect the sales of lower-priced used motorcycles. During the year ended December 31, 2006 approximately $5.08 million of our approximately $97.6 million (5.2%) in revenues from the sales of power sports equipment were generated from sales of used motorcycles compared to approximately $5.93 million of our approximately $103.1 million in revenues (5.75%) from such sales during the same period in 2005. As a result of the current pause in the Federal Reserve's increase in the discount rate, and the possibility that the discount rate may remain at its current level, or even be reduced in the second half of 2007, we believe that the sales of lower-priced used motorcycles will pick up sooner than new motorcycles. Therefore, we will continue to pursue the goal of increasing used motorcycle sales throughout the remainder of 2007 and beyond, at both of our locations. Although there can be no assurance, we believe that our greater focus on sales of lower-priced used motorcycles, which generally provide larger sales margins, will help make up for any reduction in sales of new motorcycles.

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

Overall impact on our Future Earnings

Notwithstanding our downturn in sales during 2006, we intend to continue to evaluate and analyze our business decisions through effective inventory engagement, as described in greater detail under the heading Inventory Management, included elsewhere in this MD&A. Assuming that gas prices continue their recent increases, we foresee promising opportunities to increase our sales of motorcycles and scooters as consumers again face substantial increases in gas prices, and give greater consideration to the purchase of motorcycles and scooters which provide significantly greater gas mileage than automobiles.  Additionally, while our current business has been affected by the Federal Reserve's increase in interest rates, which directly increases the cost of financing purchases of our motorcycles and other power sports products, the current pause in its policy of measured increases to the discount rate, along with the possibility of reductions in the second half of 2007, could have a positive financial affect on our business. On the other hand, in the event that the Federal Reserve chooses to resume its increase in the discount rate, this would, in all likelihood, continue to negatively impact sales of motorcycles and other power sports equipment. Additionally, in the event that we are able to successfully integrate additional dealerships and/or new brands into our existing business, we believe that this could result in greater sales margins and an even greater increase in earnings. These greater sales margins would be created by the consolidation of expenses through the implementation of our superstore business plan, resulting in greater earnings per unit sold. While it is management's intent to pursue the goals described herein, we cannot assure you that these goals will be achieved at any level.

Loan Transactions.

On April 30, 2004, we paid $1,675,000 of the purchase price for Chicago Cycles by issuing to Kings Motorsports a 6% $1,675,000 aggregate principal amount note (the "Note"). We repaid all outstanding principal and interest on the Note, remaining due and payable, on October 13, 2005.

To fund the amount payable at closing for Chicago Cycles, we borrowed $1,250,000 from The Fifth Third Bancorp Bank (the “Bank”), pursuant to a term loan. This loan, which initially matured on May 31, 2004, was refinanced with the Bank through a term loan amortized over a 72 month period, but is payable in full on May 31, 2007 (which date has been automatically extended by the Bank until August 29, 2007), bearing interest at prime plus one percent (9.25% at March 31, 2007). Our payment obligations under this term loan also are personally guaranteed by Russell Haehn and Gregory Haehn. This loan is also secured by a first priority lien on all of our assets (including, without limitation, the Chicago Cycles assets). As of March 31, 2007, the outstanding amount of this term loan, including accrued interest thereon, was $729,200.

On April 20, 2004, pursuant to a $500,000 aggregate principal amount promissory note bearing interest at the rate of fourteen (14%) percent per annum (the “Bridge Note”), we received, from a third party (the “Bridge Lender”), an aggregate principal amount bridge loan (the “Bridge Loan”). All outstanding principal on the Bridge Note was due on October 15, 2004. To secure the repayment of principal and interest on the Bridge Note, each of Russell Haehn and Gregory Haehn (i) pledged to the lender 150,000 shares (300,000 shares in the aggregate) of common stock owned by each of them, and (ii) guaranteed all of our payment obligations to the lender. As partial consideration for the Bridge Loan, we issued to the lender a five-year warrant to purchase 100,000 shares of common stock, at an exercise price of $2.25 per share. We also granted the lender certain piggyback registration rights with respect to the shares of common stock underlying the warrant. We used the $500,000 Bridge Loan proceeds for working and operating capital. On October 15, 2004, we repaid $250,000 of the principal amount outstanding under the Bridge Loan. Pursuant to a letter agreement entered into with the lender on October 6, 2004, payment of the remaining $250,000 of principal and all accrued interest thereon was extended until January 15, 2005. We paid the lender $2,500 in consideration for the extension. In September 2005, the lender assigned its rights to $50,000 of the $250,000 principal amount then outstanding to an affiliate of the lender, who in turn converted it into Series A Shares and Series A Warrants in our September 2005 Private Placement. On September 20, 2005, we used net proceeds from our September 2005 Private Placement, in the amount of $203,383 to repay the remaining outstanding principal amount of the Bridge Loan and all accrued and unpaid interest thereon.

On December 20, 2005, the Bridge Lender provided us with a new bridge loan in the principal amount of $250,000 (the "2005 Bridge Loan"). In connection with the 2005 Bridge Loan we issued to the Bridge Lender a $250,000 principal amount promissory note (the "2005 Bridge Note") providing for interest at the rate of fifteen percent (15%) per annum (which rate was subsequently increased to fifteen and ½ percent (15.5%)). Interest on the 2005 Bridge Note is payable monthly, and all outstanding principal and accrued but unpaid interest was initially due and payable on March 20, 2006. In March 2006 we repaid $25,000 of the outstanding principal amount and at March 31, 2006, the outstanding principal amount was $225,000. We obtained a ninety (90) day extension for the payment of the remaining $225,000. In consideration for this extension we paid the lender $2,500. On June 29, 2006 we repaid an additional $25,000 of the outstanding principal amount and at September 20, 2006, the outstanding principal amount was $200,000. On September 20, 2006, we obtained another sixty (60) day extension for the payment of the remaining $200,000 due on November 20, 2006. We did not pay any additional consideration to the third party for such extension. Payment of the 2005 Bridge Note was further extended to June 15, 2007 in consideration for our payment of $2,250 to the Bridge Lender for both this extension and the extension for repayment of the 2006 Bridge Note discussed below. We have continued to make all interest payments on the 2005 Bridge Loan, when due and payable, and intend to make such interest payments on a timely basis during any further extension thereof.

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

We also have obtained a revolving line of credit with the Bank, in the maximum amount of $250,000. This line of credit bears interest at the rate of prime plus one percent (9.25% at March 31, 2007), and has no stipulated repayment terms, but is due and payable on May 31, 2007. At March 31, 2007, the amount of principal and interest outstanding on this credit line was $249,863. This line of credit is secured by a lien on substantially all of our assets. The Company is currently involved in negotiations with the Bank to renew this line of credit.

Financing Activities.

In September 2005, the Company sold to accredited investors, in a private placement offering (the “September 2005 Private Placement”), 2,870 Series A Shares and warrants to purchase up to of 5,740,000 shares common stock (the “Series A Warrants”), resulting in the receipt by the Company of $2,870,000 of gross proceeds including the repayment of $50,000 of indebtedness outstanding under the Bridge Loan from HSK Funding, Inc., by the conversion of that amount into Series A Shares and Series A Warrants. These securities are convertible into shares of common stock. After deduction of all offering expenses for the September 2005 Private Placement, including the placement agent's commissions and nonaccountable expense allowance, the Company received net proceeds of $2,485,163. The Company used these net proceeds for debt repayment legal fees, and general working capital purposes. At March 31, 2007, 420 Series A Shares had been converted into 938,500 shares of our common stock. Additionally, during 2006 and through March 31, 2007, we issued an aggregate of 829,626 shares of common stock to the holders of our Series A Shares, in lieu of cash dividends.

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

Bank Financing

We currently have a revolving credit line with Fifth Third Bancorp in a total available amount of $250,000 of which $249,863 was funded at March 31, 2007.

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

Results of Operations

Three Months Ended March 31, 2007 Compared With Three Months Ended March 31, 2006.

	March 31, 2007	March 31, 2006	Increase (Decrease)	% Change
Total Revenues	$20,905,904	$18,389,637	$2,516,267	13.7%
Cost of Sales	$18,428,636	$15,842,217	$2,586,419	16.3%
Operating Expenses	$2,792,780	$3,217,110	$(424,330)	13.2%
Loss from Operations	$(315,512)	$(669,690)	$(354,178)	52.9%
Other Income and (Expenses)	$(411,721)	$(271,462)	$140,259	51.7%
Loss before Provision (Benefit) for Taxes	$(727,233)	$(941,152)	$(213,919)	22.7%
Loss before Preferred Dividends	$(473,733)	$(941,152)	$(467,419)	49.7%

Total Revenues:

Total revenues for the three months ended March 31, 2007 were $20,905,904 representing an increase of $2,516,267 (13.7%) from the $18,389,637 reported for the three months ended March 31, 2006. Our results were impacted significantly by our decision, during the first quarter of 2007, to markdown prices on remaining 2006 inventory that we were unable to sell due to the weak sales environment in 2006. All terrain vehicles (“ATVs”) comprised the largest portion of these price cuts, many of which vehicles were sold at less than our cost per unit. Due to these lower prices customers purchased significantly more vehicles in the first quarter of 2007 compared to the same period in 2006, resulting in greater total revenues, even though revenue per unit was less on sales made in the first quarter of 2007.

Cost of Sales:

Cost of sales for the three months ended March 31, 2007 increased by $2,586,419 (16.3%) to $18,428,636, compared to $15,842,217 for the same period in 2006. This increase reflects the additional cost of units booked by the Company in the first quarter of 2007, as a result of the increase in sales.

Operating Expenses:

Selling, general and administrative expenses for the three months ended March 31, 2007 were $2,792,780, a decrease of $424,330 (13.2%) from $3,217,110 for the same period in 2006. The aggregate decrease in such costs was primarily attributable to (i) a reduction in advertising costs of approximately $238,000 and (ii) a reduction in insurance costs of approximately $114,000, between the comparable periods.

Loss from Operations:

We had a loss from operations before other income (expense) for the three months ended March 31, 2007 of $315,512, as compared to a loss from operations of $669,690 for the same period in 2006, which reflects a reduction in losses of $354,178 (52.9%). This reduction in losses from operations during the three months ended March 31, 2007 as compared to the same period in 2006, is a result of the reduction in operating expenses, as described above, and in particular, the reduction in advertising costs. Depreciation and amortization was approximately $109,500 for the three months ended March 31, 2007, as compared to $108,500 for the same period in 2006.

Other Income and (Expenses):

Other expenses for the three months ended March 31, 2007 increased $140,259 (51.7%) to $411,721 from $271,462 for the same period in 2006. This increase in other expenses was primarily attributable to an increase in net interest expense from $275,558 in the three month period ended March 31, 2006 to $416,611 during the same period in 2007. Such increase in net interest expense was primarily attributable to (i) the additional interest payable on financed inventory which we were unable to sell due to the weak sales environment during a significant portion of 2006 and (ii) an increase in the interest rate payable on our inventory financing from 8.25% at March 31, 2006 to 9.25% at March 31, 2007.

Loss before Provision (Benefit) for Taxes:

We had a loss before provision (benefit) for taxes, for the three months ended March 31, 2007 of $727,233 as compared with a loss before provision (benefit) for taxes of $941,152 for the same period in 2006, which represents a reduction of $213,919 (22.7%). This reduction in loss before provision (benefit) for taxes is primarily attributable to the reduction in operating expenses, described above, which was partially offset by the increase in net interest expense, also discussed above.

Loss before Preferred Dividends:

We had a net loss before preferred dividends of $473,733 for the three months ended March 31, 2007, as compared to a net loss before preferred dividends of $941,152 for the same period in 2006. This reflects a reduction in losses before preferred dividends of $467,419 (49.7%) between these comparable periods. This reduction in net loss before preferred dividends during the three months ended March 31, 2007 as compared to the same period in 2006, is attributable to the reduction in our operating expenses, which was partially offset by an increase in net interest expense, both as described above. Net losses before preferred dividends were reduced greater in percentage terms between the three month periods ended March 31, 2007 and 2006 than net losses before taxes, due to the tax benefit of $253,500 received by us for the three months ended March 31, 2007.

Liquidity and Capital Resources.

Our primary source of liquidity has been cash generated by operations and borrowings under various credit facilities. At March 31, 2007, we had $817,595 in cash and cash equivalents compared to $156,530 at December 31, 2006. Until required for operations, our policy is to invest excess cash in bank deposits and money market funds. Net working capital at March 31, 2007 was ($458,527) compared to ($77,975) at December 31, 2006.

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

The Company has acquired the loans described under the heading “Loan Transactions” above. As a result of the September 2005 Private Placement, the Company also raised additional cash from financing activities of approximately $2,485,000 for use in connection with its operations. As a result of weaker sales during 2006, the Company borrowed an additional $250,000 in December 2006 from the Bridge Lender. Additionally, in the future the Company may attempt to raise additional financing through the sale of its debt and/or equity securities for expansion of its business including acquisitions of other dealers and brands.

At March 31, 2007 we had outstanding indebtedness payable within 12 months in an aggregate amount of approximately $6.1 million. Of these amounts, approximately $1.4 million was payable to financial institutions in repayment of loans and other credit facilities provided to us and approximately $3.1 million relates to outstanding trade payables. In the event that we are unable to repay all or any portion of these outstanding amounts from cash from operations, we would be required to (i) seek one or more extensions for the payment of such amounts, (ii) refinance such debt to the extent available, (iii) raise additional equity capital or (iv) consummate any combination of the foregoing transactions.

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

Off-Balance Sheet Arrangements.

We have no off-balance sheet arrangements.

Contractual Obligations.

We have entered into various contractual obligations, which may be summarized as follows:

Contractual Obligations	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 Years	More than 5 Years
Long-Term Debt Obligations	$1,449,949	$1,449,949	--	--	--
Capital (Finance) Lease Obligations	--	--	--	--	--
Operating Lease Obligations	$11,838,764	$1,028,209	$3,222,505	$3,390,174	$4,197,876
Purchase Obligations	As Needed
Other Long-Term Liabilities Reflected on the Company's Balance Sheet under the GAAP of the Primary Financial Statements	--	--	--	--	--
Total	$13,288,713	$2,478,158	$3,222,505	$3,390,174	$4,197,876

Item 3.   Quantitative and Qualitative Disclosure about Market Risk

The Company is exposed to market risk in the ordinary course of its business. These risks are primarily related to changes in short-term interest rates. The potential impact of the Company's exposure to these risks is presented below:

Interest Rates.

Floor Plan Financing

We purchase new and used vehicle inventory by utilizing floor plan financing provided by lending institutions, as well as manufacturers of certain of the products we sell, including Kawasaki Motor Finance Company and America Honda Finance. We had outstanding indebtedness under floor plan notes of $19,845,378 at March 31, 2007. Interest rates in connection with our floor plan financing generally fluctuate based on the prime rate, the type of product being financed and the length of time that such product remains on the floor plan. During the first quarter of 2007 interest rates on our floor plan financing ranged from a low of 3.6% to a high of 18%. Since we are dependent to a significant extent on our ability to finance the purchase of inventory, increases in the prime rate of interest could have a significant negative impact on our income from operations, as a result of the greater interest we will be required to pay with respect to our floor plan financing. When new model inventory is initially purchased usually there is a period of time when zero interest is paid or accrued. However, interest costs on new inventory will begin to accrue in a subsequent period. Continued increases would, in all likelihood, result in a reduction in our income from operations in 2007 and thereafter. Although we cannot determine the precise impact of rate increases, we believe that we would begin to experience a material negative impact on our financial condition if the prime rate were to increase to 10% from its current rate of 8.25%.

Line of Credit

We also have an existing revolving credit line with Fifth Third Bancorp, the interest rate of which also fluctuates with the prime rate, at prime plus one percent. Since the outstanding indebtedness of this line of credit was $249,863 at March 31, 2007, we do not believe that fluctuations in the prime rate will have more than a slight negative impact on our income from operations.

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

Item 4.   Controls and Procedures

Our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report (March 31, 2007). Based on this evaluation, our principal executive officer and our principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective. Disclosure controls and procedures mean our controls and other procedures that are designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.   Legal Proceedings

None

Item 1A.  Risk Factors

The most significant risk factors applicable to the Company are described in Part I, Item 1A (Risk Factors) of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (our "2006 Form 10-K"). There have been no material changes to the risk factors previously disclosed in our 2006 Form 10-K.

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

GIANT MOTORSPORTS, INC.

Date: May 11, 2007	By:	/s/ Russell A. Haehn

Name: Russell A. Haehn Title: Chairman of the Board of Directors, Chief Executive Officer and Secretary (Principal Executive Officer)

Date: May 11, 2007	By:	/s/ Gregory A. Haehn

Name: Gregory A. Haehn Title: President, Chief Operating Officer, Treasurer and a Director (Principal Financial and Accounting Officer)