Form 10-Q
period 2007-06-30
GIANT MOTORSPORTS INC
filed 2007-08-14
CIK 1204947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended June 30, 2007

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
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date. As of August 10, 2007 the registrant had 12,213,126 shares of common stock, $.001 par value, issued and outstanding.

GIANT MOTORSPORTS, INC.

INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GIANT MOTORSPORTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
	June 30, 2007	December 31, 2006
	Unaudited	Audited
CURRENT ASSETS
Cash and cash equivalents	$783,787	$156,530
Accounts receivable, net	4,599,721	3,803,718
Accounts receivable, employees	11,277	—
Inventories	21,104,222	21,267,135
Deferred tax assets	125,000	113,900
Prepaid expenses	37,600	10,131
Deposits - Inventory in transit	107,757	—
TOTAL CURRENT ASSETS	26,769,364	25,351,414

FIXED ASSETS	1,863,327	2,004,274

Intangibles, net	1,688,950	1,688,950
Deposits	44,000	41,000
TOTAL OTHER ASSETS	1,732,950	1,729,950
TOTAL ASSETS	$30,365,641	$29,085,638

The accompanying notes are an integral part of these condensed consolidated financial statements.

GIANT MOTORSPORTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
LIABILITIES AND STOCKHOLDERS' EQUITY

	June 30, 2007	December 31, 2006
	Unaudited	Audited
CURRENT LIABILITIES
Current portion of long-term debt	$1,368,735	$1,513,665
Notes payable, floor plans	20,223,315	20,885,887
Note payable, officer	257,101	352,500
Accounts payable, trade	2,398,121	1,987,152
Accrued expenses	714,750	493,939
Income taxes payable	499,700	—
Customer deposits	300,087	196,246
TOTAL CURRENT LIABILITIES	25,761,809	25,429,389

DEFERRED TAX LIABILITIES	15,500	20,600

LONG-TERM DEBT, NET	38,482	—
TOTAL LIABILITIES	25,815,791	25,449,989

COMMITMENTS

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value, authorized 5,000,000 shares
5,000 shares designated Series A Convertible, $1,000 stated
value 2,450 and 2,450 shares issued and outstanding at
June 30, 2007 and December 31, 2006, respectively	2,450,000	2,450,000
Common stock, $.001 par value, authorized 75,000,000 shares
12,213,126 and 11,791,747 shares issued and outstanding at
June 30, 2007 and December 31, 2006, respectively	12,213	11,792
Additional paid-in capital	1,960,874	1,868,592
Additional paid-in capital - Options	93,426	93,426
Additional paid-in capital - Warrants	1,724,800	1,724,800
Additional paid-in capital - Beneficial conversions	1,303,400	1,303,400
Issuance cost on preferred series A shares convertible	(786,762)	(786,762)
Accumulated deficit	(2,208,101)	(3,029,599)
TOTAL STOCKHOLDERS' EQUITY	4,549,850	3,635,649
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$30,365,641	$29,085,638

The accompanying notes are an integral part of these condensed consolidated financial statements.

GIANT MOTORSPORTS, INC
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the six and three month period ended June 30,

	Six months ended		Three Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES
Sales	$54,153,538	$55,755,126	$34,119,422	$37,971,349
Finance, insurance and extended service revenues	2,059,509	2,004,937	1,187,721	1,399,077
TOTAL REVENUES	56,213,047	57,760,063	35,307,143	39,370,426

COST OF SALES	47,528,395	49,212,850	29,099,759	33,370,633
GROSS PROFIT	8,684,652	8,547,213	6,207,384	5,999,793

OPERATING EXPENSES
Selling expenses	4,355,448	4,831,306	2,565,277	2,785,375
General and administrative expenses	2,217,770	2,367,608	1,215,161	1,196,429
	6,573,218	7,198,914	3,780,438	3,981,804
INCOME FROM OPERATIONS	2,111,434	1,348,299	2,426,946	2,017,989

OTHER INCOME AND (EXPENSE)
Other income, net	29,639	21,197	24,933	17,101
Gain on sale of asset	184	—	—	—
Interest expense, net	(743,556)	(579,692)	(326,945)	(304,134)
	(713,733)	(558,495)	(302,012)	(287,033)

INCOME BEFORE PROVISION (BENEFIT) FOR TAXES	1,397,701	789,804	2,124,934	1,730,956

PROVISION FOR INCOME TAXES	483,500	425,800	737,000	587,000

INCOME BEFORE PREFERRED DIVIDENDS	914,201	364,004	1,387,934	1,143,956

PREFERRED DIVIDENDS	92,703	126,722	—	—
NET INCOME ATTRIBUTABLE TO
COMMON SHAREHOLDERS	$821,498	$237,282	$1,387,934	$1,143,956

BASIC INCOME PER SHARE	$0.07	$0.02	$0.11	$0.11

DILUTED INCOME PER SHARE	$0.03	$0.01	$0.05	$0.04

WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC	12,075,770	10,698,476	12,213,126	10,862,160
DILUTED	28,914,973	28,258,050	28,471,321	28,421,734

The accompanying notes are an integral part of these condensed consolidated financial statements.

GIANT MOTORSPORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$914,201	$364,004
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	220,890	221,998
Deferred federal income tax credit (net)	(16,200)	85,700
Bad debt expense	31,834	—
(Gain) on sale of asset	(184)	—
(Increase) in accounts receivable, net	(827,837)	(120,161)
(Increase) in accounts receivable, employees	(11,277)	(5,130)
(Increase) decrease in inventories	162,913	(3,547,005)
(Increase) in prepaid expenses	(27,469)	(66,240)
(Increase) in deposits - inventory transit	(107,757)	—
Decrease in prepaid taxes	—	119,500
Increase in customer deposits	103,841	234,104
Increase in accounts payable trade	410,969	392,445
Increase (decrease) in floor plan liability	(662,572)	2,483,192
Increase in accrued income taxes	499,700	258,000
Increase (decrease) in accrued expenses	220,811	(14,328)
NET CASH PROVIDED BY OPERATING ACTIVITIES	911,863	406,079

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(29,932)	(499,463)
Proceeds from sale of property and equipment	7,000	—
Decrease in accounts receivable affiliates	—	261,667
Increase in accounts payable affiliate	—	19,810
(Increase) in deposits	(3,000)	—
NET CASH (USED IN) INVESTING ACTIVITIES	(25,932)	(217,986)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on long-term debt	(163,275)	(187,407)
Payments on note payable to officer	(95,399)	(173,442)
NET CASH (USED IN) FINANCING ACTIVITIES	(258,674)	(360,849)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	627,257	(172,756)

CASH AND CASH EQUIVALENTS, beginning of Period	156,530	227,301
CASH AND CASH EQUIVALENTS, end of Period	$783,787	$54,545

OTHER SUPPLEMENTARY CASH FLOW INFORMATION
Debt incurred for acquisition of vehicles and equipment	$56,827	$—
Debt incurred for acquisition of sales agreement	$—	$100,000
Income taxes paid	$—	$158,550
Interest paid	$743,556	$579,692
Preferred stock dividends paid in common stock	$92,703	$126,722

The accompanying notes are an integral part of these condensed consolidated financial statements.

GIANT MOTORSPORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007 and 2006
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
June 30, 2007 and 2006
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

Allowance for Doubtful Accounts:
Accounts are written off when management determines that an account is uncollectible. Recoveries of accounts previously written off are recorded when received. An estimated allowance for doubtful accounts is determined to reduce the Company’s receivables to their carrying value, which approximates fair value. The allowance is estimated based on historical collection experience, specific review of individual customer accounts, and current economic and business conditions. Historically, the Company has not incurred any significant credit related losses. Management has determined that an allowance of $25,000 is necessary at June 30, 2007.

GIANT MOTORSPORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2007 and 2006
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

Finance, Insurance and Extended Service Revenues-
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

GIANT MOTORSPORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2007 and 2006
(UNAUDITED)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Concentration of Credit Risk:
Financial instruments that potentially subject the Company to credit risk consist of cash equivalents and accounts receivable.

The Company’s policy is to review the amount of credit exposure to any one financial institution and place investments with financial institutions evaluated as being creditworthy. In the ordinary course of business, the Company has bank deposits and overnight repurchase agreements that may exceed federally insured limits. At June 30, 2007, the Company had $1,098,747 in excess of the federally insured limit.

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

Fixtures and equipment	3-7 years
Vehicles	5 years
Leasehold Improvements	10 years

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
June 30, 2007 and 2006
(UNAUDITED)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Income Taxes:
Income taxes are calculated using the liability method specified by Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.”

At June 30, 2007, income taxes are provided for amounts currently due and deferred amounts arising from temporary differences between income for financial reporting and income tax purposes.

Advertising Costs:
Advertising costs are expensed when incurred. Charges to operations amounted to $768,664 and $1,367,893 for the six months ended June 30, 2007 and 2006, respectively.

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

GIANT MOTORSPORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2007 and 2006
(UNAUDITED)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings Per Share of Common Stock (Continued):
The following is a reconciliation of the computation for basic and diluted EPS:

	Six Months Ended
	June 30,	June 30,
	2007	2006

Net income attributed to common shares	$821,498	$237,282

Weighted-average common shares outstanding (Basic)	12,075,770	10,698,476

Weighted-average common stock equivalents:
Warrants	16,839,203	17,559,574

Weighted-average common shares outstanding (Diluted)	28,914,973	28,258,050

There are 16,839,203 and 17,559,574 common stock equivalents available at June 30, 2007 and 2006, respectively.

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

NOTE B - ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of receivables due from customers and dealers, manufacturers, employees, and finance companies for contracts in transit and is net of an allowance for doubtful accounts of $25,000 at June 30, 2007.

GIANT MOTORSPORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2007 and 2006
(UNAUDITED)

NOTE C - INVENTORIES

Inventories consisted of vehicles and parts and accessories.

NOTE D - FIXED ASSETS

Fixed assets consisted of the following:

June 30,
2007

Fixtures and equipment	$2,196,871
Vehicles	446,917
Leasehold improvements	587,969
3,231,757
Less accumulated depreciation	1,368,430
NET FIXED ASSETS	$1,863,327

Depreciation expense charged to operations amounted to $220,890 and $221,998 for the six months ended June 30, 2007 and 2006, respectively.

NOTE E - NOTES PAYABLE - FLOOR PLANS

The Company has various floor plan financing agreements aggregating $20,223,315 at June 30, 2007. Interest is payable monthly and fluctuates with prime and varies based on the type of unit financed and the length of time the unit remains on the floor plan (ranging from 4.8% to 18% at June 30, 2007). Principle payments are due upon the sale of the specific unit financed. The floor plans are collateralized by substantially all corporate assets.

NOTE F - LONG-TERM DEBT

Long-term debt consisted of various notes aggregating $732,354 at June 30, 2007. This amount matures at various times ranging from 2006 to 2011, bearing interest at various rates ranging from 5% to 10% per year. The notes are collateralized by substantially all of the Company’s assets.

GIANT MOTORSPORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2007 and 2006
(UNAUDITED)

NOTE F - LONG-TERM DEBT (CONTINUED)

The Company has a $250,000 revolving line of credit with a bank with an outstanding balance of $249,863 at June 30, 2007. The revolving line of credit has no stipulated repayment terms. This loan bears interest at prime plus one percent (9.25% at June 30, 2007) and is collateralized by substantially all of the Company’s assets.

The Company has two notes with HSK Funding each for $250,000. Each note bears interest at 15.5%. The Company originally negotiated an extension on the due date to June of 2007. Subsequent to June 30, 2007, an additional extension on the due date was negotiated through November 30, 2007. In consideration for this extension, the Company agreed to pay $3,750 to HSK Funding. The total outstanding balance on these notes in the aggregate was $425,000 at June 30, 2007.

NOTE G - NOTE PAYABLE - OFFICER

Note payable to officer consisted a promissory note bearing interest at 6% per year. The loan is payable on demand anytime after October 26, 2007, and as such, has been classified as a current liability. Interest charged to operations amounted to $9,041 and $-0- for the six months ended June 30, 2007 and 2006, respectively. The balance at June 30, 2007 was $257,101.

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

GIANT MOTORSPORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2007 and 2006
(UNAUDITED)

NOTE H - LEASES (CONTINUED)

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

The following is a five-year summary of future minimum lease payments under operating leases that have initial or remaining noncancellable terms in excess of one year as of June 30, 2007:

Year Ending	Amount

2008	$1,018,720
2009	1,044,720
2010	1,066,800
2011	1,090,170
2012	1,114,230
$5,334,640

The Company also leased two (2) residential locations in Chicago under a month-to-month agreement. The amount charged to rent amounted to $15,900 and $11,775 for the six months ended June 30, 2007 and 2006, respectively.

NOTE I - INCOME TAXES

Income taxes consisted of the following:

	June 30,	December 31,
	2007	2006

Current	$423,000	$(92,700)
Deferred	60,500	20,600
	$483,500	$(72,100)

GIANT MOTORSPORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2007 and 2006
(UNAUDITED)

NOTE I - INCOME TAXES (CONTINUED)

Income taxes paid amounted to $-0- and $158,550 for the six months ended June 30, 2007 and 2006, respectively.

Deferred tax assets (liabilities) consisted of the following:

	June 30,	December 31,
	2007	2006
Deferred tax assets - current and long term:
Allowance for doubtful account and net
operating loss carryforward	$125,000	$113,900

Deferred tax liabilities - long term:
Depreciation	(15,500)	(20,600)
TOTALS	$109,500	$93,300

NOTE J - RELATED PARTY TRANSACTIONS

The Company leases its Ohio subsidiary retail facility from a shareholder, who has personally guaranteed the debt on the building, under a five-year agreement with two five-year renewal terms. Charges to operations amounted to $144,000 and $114,000 for the six months ended June 30, 2007 and 2006, respectively.

NOTE K - PREFERRED STOCK

The Company has 5,000,000 shares of preferred stock authorized, with a par value of $.001 per share. Included in these 5,000,000 shares are 5,000 authorized shares of Series A Convertible Preferred stock, of which 2,450 shares are issued and outstanding at June 30, 2007. On September 16, 2005, the Company issued 2,870 shares of Series A Convertible Preferred stock with a stated value of $1,000 per share to accredited investors in a private placement offering. Each share of Series A Convertible Preferred Stock is convertible into 2,000 shares of the Company’s common stock. However, the Company was not able to have its Registration Statement declared effective by the original due date and subsequently, each holder of the preferred shares were able to convert their shares at less than the agreed upon factor. This “triggering event” provided a discount on the conversion, and additional shares were provided to those shareholders who did not consent, and subsequently, converted their preferred Series A shares.

GIANT MOTORSPORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2007 and 2006
(UNAUDITED)

NOTE K - PREFERRED STOCK (CONTINUED)

The Company also issued in the private placement (i) warrants allowing the investors to purchase up to 5,740,000 shares of the Company’s common stock, and (ii) an option allowing the placement agent to purchase 287 shares of Series A Convertible Preferred Stock, and warrants to purchase up to 574,000 shares of common stock.

The Company issued 421,379 and 189,136 shares of its common stock as a dividend to all Series A Preferred shareholders for the six-month period ending June 30, 2007 and 2006, respectively, in accordance with the placement offering provisions.

NOTE L - COMMON STOCK

The Company has 75,000,000 shares of $.001 par common stock authorized, with 12,213,126 and 11,791,747 issued and outstanding at June 30, 2007 and December 31, 2006, respectively.

The Company issued 421,379 and 189,136 shares of common stock for the six-month period ending June 30, 2007 and 2006, respectively, to holders of our Preferred Series A, in accordance with the placement offering provisions, as described above on NOTE K.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

The following discussion of our results of operations and financial condition should be read together with the condensed consolidated financial statements and the notes to those statements included elsewhere in this report. This discussion may contain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results anticipated in any forward-looking statements as a result of a variety of factors, including those discussed elsewhere in this report.

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

Together with our two wholly-owned subsidiaries, we own and operate two retail power sports superstores. Our core brands include Suzuki, Yamaha, Honda, Ducati and Kawasaki. Our superstores operate under the names “Andrews Cycles” and “Chicago Cycles.” Andrews Cycles is located in Salem, Ohio, has approximately 50 employees and operates from an approximately 75,000 square foot facility. Chicago Cycles is located in the Chicago metropolitan area, has approximately 88 employees and operates from an approximately 95,000 square foot facility in Skokie, Illinois.

Overview of Economic Trends.

Effects of Changes in Interest Rates

After a two-year period of measured increases in the federal discount rate, beginning in the third quarter of 2006 and continuing through the first half of 2007, the Federal Reserve has maintained the primary discount rate at 6.25%. Since many of our customers depend on bank financing to purchase our motorcycles and other power sports equipment, changes in interest rates normally have a direct effect on our sales. During 2006, $32.7 million of the approximately $97.6 million of our power sports sales (33.5%) were financed. Our sales in 2006 appear to have been materially adversely affected by rising consumer loan interest rates prior to June 2006. It also appears that the pause in interest rate increases, since June 2006, has significantly slowed down and possibly even eliminated the downward trend in sales. In the event that the Federal Reserve increases the discount rate, during the second half of 2007 and/or the first quarter of 2008, the uncertainties created in the consumer financing market as a result of corresponding additional increases in interest rates, can reasonably be expected to have a negative impact on the sale of motorcycles in the next 12 to 24 months due to the increased costs to our customers. If, on the other hand, as a result of tightening credit markets in the United States, the Federal Reserve reduces the federal discount rate during the second half of 2007 and/or the first quarter of 2008, corresponding reductions in consumer loan interest rates could result in an increase in sales of our motorcycles and other power sports products, since it will cost consumers less to finance their purchases.

Effects of U.S. Credit Markets

During the first half of 2007, the U.S. credit markets have been dealing with the effects of numerous defaults by homeowners on “subprime” mortgage loans. By June 2007 these defaults had also begun to increase with respect to mortgages considered to be of less credit risk than “subprime” mortgages. It is expected that mortgage default rates will continue to increase at least throughout the remainder of 2007 and possibly through the first half of 2008. These defaults have not only had a materially adverse impact on the spending power of the borrowers of such defaulted mortgage loans, but have also reduced the value of investment portfolios containing securities affected by such mortgages. Since motorcycle purchases, in the U.S. and, to a greater extent, purchases of ATV’s, are normally purchases for entertainment and sport, and not necessarily for transportation, any significant reduction in discretionary spending power could have an adverse effect on sales of our motorcycles and other power sports products.

Effects of Low Unemployment

Although tightening credit markets may have an adverse impact on discretionary spending, we believe that the current unemployment rate in the United States, which is at a historical low, may have a positive effect on sales of our motorcycles and other power sports equipment, since, we believe that the high level of employment translates into more disposable income and, in turn, more discretionary spending on items such as our motorcycles and other power sports equipment.

Overall impact on our Future Earnings

We intend to continue to evaluate and analyze our business decisions through effective inventory engagement, as described in greater detail under the heading Inventory Management, included elsewhere in this MD&A. Additionally, as described in the preceding paragraphs, changes in interest rates and the health of the U.S. economy, particularly the availability of credit and the discretionary spending power of potential customers, all will have an impact on our future earnings. Additionally, in the event that we are able to successfully integrate additional dealerships and/or new brands into our existing business, we believe that this could result in greater sales margins and an even greater increase in earnings. These greater sales margins would be created by the consolidation of expenses through the implementation of our superstore business plan, resulting in greater earnings per unit sold. While it is management's intent to pursue the goals described herein, we cannot assure you that these goals will be achieved at any level.

Loan Transactions.

To fund the amount payable at closing for Chicago Cycles, we borrowed $1,250,000 from The Fifth Third Bancorp Bank (the “Bank”), pursuant to a term loan. This loan, which initially matured on May 31, 2004, was refinanced with the Bank through a term loan amortized over a 72 month period, but is payable in full on May 31, 2007 (which date has been automatically extended by the Bank until August 29, 2007), bearing interest at prime plus one percent (9.25% at June 30, 2007). Our payment obligations under this term loan also are personally guaranteed by Russell Haehn and Gregory Haehn. This loan is also secured by a first priority lien on all of our assets. As of June 30, 2007, the outstanding amount of this term loan, including accrued interest thereon, was $677,120.

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

On December 20, 2005, the Bridge Lender provided us with a new bridge loan in the principal amount of $250,000 (the "2005 Bridge Loan"). In connection with the 2005 Bridge Loan we issued to the Bridge Lender a $250,000 principal amount promissory note (the "2005 Bridge Note") providing for interest at the rate of fifteen percent (15%) per annum (which rate was subsequently increased to fifteen and ½ percent (15.5%)). Interest on the 2005 Bridge Note is payable monthly, and all outstanding principal and accrued but unpaid interest was initially due and payable on March 20, 2006. In March 2006 we repaid $25,000 of the outstanding principal amount and at March 31, 2006, the outstanding principal amount was $225,000. We obtained a ninety (90) day extension for the payment of the remaining $225,000. In consideration for this extension we paid the lender $2,500. On June 29, 2006 we repaid an additional $25,000 of the outstanding principal amount and at September 20, 2006, the outstanding principal amount was $200,000. On September 20, 2006, we obtained another sixty (60) day extension for the payment of the remaining $200,000 due on November 20, 2006. We did not pay any additional consideration to the third party for such extension. Payment of the 2005 Bridge Note was further extended to June 15, 2007 in consideration for our payment of $2,250 to the Bridge Lender for both this extension and the extension for repayment of the 2006 Bridge Note discussed below. We paid an additional $25,000 of the outstanding principal amount in June 2007. Payment of the 2005 Bridge Note was further extended to November 30, 2007 in consideration for our payment of $3,750 to the Bridge Lender for both this extension and the extension for repayment of the 2006 Bridge Note discussed below. On June 30, 2007, the outstanding principal amount was $175,000. In July 2007, we paid an additional $50,000 of the outstanding principal amount.  We have continued to make all interest payments on the 2005 Bridge Loan, when due and payable, and intend to make such interest payments on a timely basis during any further extension thereof.

On October 27, 2006, Russell Haehn, the Company's Chairman and Chief Executive Officer provided a working capital loan to the Company in the amount of $350,000. This loan is evidenced by a promissory note (the “Note”) in the principal amount of $350,000 payable on demand any time after October 26, 2007. The Note bears interest at a rate of 6% per annum and the outstanding principal amount and all accrued interest are payable upon demand or sooner if prepaid by the Company. Although the Note provides that it is payable on demand at any time after October 26, 2007, the Company has prepaid a portion of the outstanding principal amount of the loan so that the balance at June 30, 2007 was $257,101.

On December 4, 2006, the Bridge Lender provided us with an additional bridge loan in the principal amount of $250,000 (the “2006 Bridge Loan”). In connection with the 2006 Bridge Loan we issued to the Bridge Lender a $250,000 principal amount promissory note providing for interest at the rate of fifteen and ½% percent (15.5%) per annum (the "2006 Bridge Note"). Interest on the 2006 Bridge Note is payable monthly, and all outstanding principal and accrued but unpaid interest was due and payable on March 4, 2007. Payment of the 2006 Bridge Note was extended through November 30, 2007, as described above, along with the 2005 Bridge Note. We have continued to make all interest payments on the 2006 Bridge Loan, when due and payable, and intend to make such interest payments on a timely basis during any further extension thereof.

We also have obtained a revolving line of credit with the Bank, in the maximum amount of $250,000. This line of credit bears interest at the rate of prime plus one percent (9.25% at June 30, 2007), and has no stipulated repayment terms. We are currently extending the payment date of the line of credit to May 31, 2008. At June 30, 2007, the amount of principal and interest outstanding on this credit line was $249,863. This line of credit is secured by a lien on substantially all of our assets.

Financing Activities.

In September 2005, the Company sold to accredited investors, in a private placement offering (the “September 2005 Private Placement”), 2,870 Series A Shares and warrants to purchase up to of 5,740,000 shares common stock (the “Series A Warrants”), resulting in the receipt by the Company of $2,870,000 of gross proceeds including the repayment of $50,000 of indebtedness outstanding under the Bridge Loan from HSK Funding, Inc., by the conversion of that amount into Series A Shares and Series A Warrants. These securities are convertible into shares of common stock. After deduction of all offering expenses for the September 2005 Private Placement, including the placement agent's commissions and nonaccountable expense allowance, the Company received net proceeds of $2,485,163. The Company used these net proceeds for debt repayment legal fees, and general working capital purposes. At June 30, 2007, 420 Series A Shares had been converted into 938,500 shares of our common stock. Additionally, during 2006 and through June 30, 2007, we issued an aggregate of 829,626 shares of common stock to the holders of our Series A Shares, in lieu of cash dividends.

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

Bank Financing

We currently have a revolving credit line with Fifth Third Bancorp in a total available amount of $250,000 of which $249,863 was funded at June 30, 2007.

Equity Financing

Although it is not our intention to raise additional funds through the sale of our equity securities to directly fund our working capital needs, to the extent that we experience a significant downturn in sales of our power sports products and/or the growth of our business involves either the acquisition of other power sports dealers or the acquisition of significant assets out of the ordinary course of our business, such as acquiring a new brand of motorcycles, we will most likely be required to raise additional funds through the sale of common stock or preferred stock to consummate any of these acquisitions. It could be difficult for us to raise funds in amounts and on terms sufficient to fund any of these proposed acquisitions.

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

Results of Operations

Three Months Ended June 30, 2007 Compared With Three Months Ended June 30, 2006.

	June 30, 2007	June 30, 2006	Increase (Decrease)	% Change

Total Revenues	$35,307,143	$39,370,426	$(4,063,283)	10.3%
Cost of Sales	$29,099,759	$33,370,633	$(4,270,874)	12.8%
Operating Expenses	$3,780,438	$3,981,804	$(201,366)	5.1%
Income from Operations	$2,426,946	$2,017,989	$408,957	20.3%
Other Income and (Expenses)	$(302,012)	$(287,033)	$14,979	5.2%
Income before Provision for Taxes	$2,124,934	$1,730,956	$393,978	22.8%
Income before Preferred Dividends	$1,387,934	$1,143,956	$243,978	21.3%

Total Revenues:

Total revenues for the three months ended June 30, 2007 were $35,307,143 representing a decrease of $4,063,283 (10.3%) from the $39,370,426 reported for the three months ended June 30, 2006. This reduction in revenues between the two periods is primarily attributable to overall economic factors which have resulted in a reduction in motorcycle sales throughout the industry.

Cost of Sales:

Cost of sales for the three months ended June 30, 2007 was $29,099,759, which was $4,270,874 (12.8%) less than cost of sales of $33,370,633 for the same period in 2006. This decrease in cost of sales was primarily attributable to a corresponding decrease in sales during the second quarter of 2007 compared with the same period in 2006, as described.

Operating Expenses:

Selling, general and administrative expenses for the three months ended June 30, 2007 were $3,780,438, a decrease of $201,366 (5.1%) from $3,981,804 for the same period in 2006. The aggregate decrease in such costs was primarily attributable to a reduction in advertising costs of approximately $361,000 between the comparable periods, which was partially offset by (i) an increase in professional fees of approximately $162,750 for legal and accounting fees relating to the filing of an amendment to an existing registration statement and certain other additional accounting fees and (ii) an increase in rent of approximately $141,700.

Income from Operations:

We had income from operations before other income (expense) for the three months ended June 30, 2007 of $2,426,946, as compared to income from operations of $2,017,989 for the same period in 2006, which reflects an increase in income of $408,957 (20.3%). This increase in income from operations was primarily attributable to the reduction in our operating expenses and an increase in profit margins between the two periods, which more than offset the reduction in revenues.

Other Income and (Expenses):

Other expenses for the three months ended June 30, 2007 increased $14,979 (5.2%) to $302,012 from $287,033 for the same period in 2006. This increase in other expenses was primarily attributable to an increase in net interest expense from $304,134 in the three month period ended June 30, 2006 to $326,945 during the same period in 2007. Such increase in net interest expense was primarily attributable to the additional interest payable on financed inventory which we were unable to sell due to the weak sales environment during a significant portion of 2006, and because the terms of our inventory financing provide for higher interest rates on inventory held for longer periods.

Income before Provision for Taxes:

We had income before provision for taxes, for the three months ended June 30, 2007 of $2,124,934 as compared with income before provision for taxes of $1,730,956 for the same period in 2006, which represents an increase of $393,978 (22.8%). This increase was attributable to the same factors described with respect to income from operations above, but was partially offset by the increase in net interest expense, also discussed above.

Income before Preferred Dividends:

We had income before preferred dividends of $1,387,934 for the three months ended June 30, 2007, as compared to net income before preferred dividends of $1,143,956 for the same period in 2006. This reflects an increase in income before preferred dividends of $243,978 (21.3%) between these comparable periods.  This increase in net income before preferred dividends during the three months ended June 30, 2007 as compared to the same period in 2006, is attributable to the same factors described above with respect to income before provision for taxes, and also reflects the greater amount of income taxes paid with respect to the second quarter of 2007 compared to the same period in 2006.

Six Months Ended June 30, 2007 Compared With Six Months Ended June 30, 2006.

	June 30, 2007	June 30, 2006	Increase (Decrease)	% Change

Total Revenues	$56,213,047	$57,760,063	$(1,547,016)	2.7%
Cost of Sales	$47,528,395	$49,212,850	$(1,684,455)	3.4%
Operating Expenses	$6,573,218	$7,198,914	$(625,696)	8.7%
Income from Operations	$2,111,434	$1,348,299	$763,135	56.6%
Other Income and (Expenses)	$(713,733)	$(558,495)	$155,238	27.8%
Income before Provision for Taxes	$1,397,701	$789,804	$607,897	77.0%
Income before Preferred Dividends	$914,201	$364,004	$550,197	151.1%

Total Revenues:

Total revenues for the six months ended June 30, 2007 were $56,213,047 representing a decrease of $1,547,016 (2.7%) from the $57,760,063 reported for the six months ended June 30, 2006. This reduction in revenues between the two periods is primarily attributable to overall economic factors which have resulted in a reduction in motorcycle sales throughout the industry. Our revenues would have been significantly less for the six months ended June 30, 2006, but were impacted significantly by our decision, during the first quarter of 2007, to markdown prices on remaining 2006 inventory that we were unable to sell due to the weak sales environment in 2006. All terrain vehicles (“ATVs”) comprised the largest portion of these price cuts, many of which vehicles were sold at less than our cost per unit. Due to these lower prices customers purchased significantly more vehicles in the first quarter of 2007 compared to the same period in 2006, resulting in greater total revenues, even though revenue per unit was less on sales made in the first quarter of 2007.

Cost of Sales:

Cost of sales for the six months ended June 30, 2007 was $47,528,395, which was $1,684,455 (3.4%) less than cost of sales of $49,212,850 for the same period in 2006. This decrease in cost of sales was primarily attributable to a corresponding decrease in sales during the first six months of 2007 compared with the same period in 2006, which was partially offset by our reduced price sales, as described above.

Operating Expenses:

Selling, general and administrative expenses for the six months ended June 30, 2007 were $6,573,218, a decrease of $625,696 (8.7%) from $7,198,914 for the same period in 2006. The aggregate decrease in such costs was primarily attributable to a reduction in advertising costs of $599,229.

Income from Operations:

We had income from operations before other income (expense) for the six months ended June 30, 2007 of $2,111,434, as compared to income from operations of $1,348,299 for the same period in 2006, which reflects an increase in income of $763,135 (56.6%).  This increase in income from operations was primarily attributable to the reduction in our operating expenses and an increase in profit margins between the two periods, which more than offset the reduction in revenues.

Other Income and (Expenses):

Other expenses for the six months ended June 30, 2007 increased $155,238 (27.8%) to $713,733 from $558,495 for the same period in 2006. This increase in other expenses was primarily attributable to an increase in net interest expense from $579,692 in the six month period ended June 30, 2006 to $743,556 during the same period in 2007. Such increase in net interest expense was primarily attributable to the additional interest payable on financed inventory which we were unable to sell due to the weak sales environment during a significant portion of 2006, and because the terms of our inventory financing provide for higher interest rates on inventory held for longer periods.

Income before Provision for Taxes:

We had income before provision for taxes, for the six months ended June 30, 2007 of $1,397,701 as compared with income before provision for taxes of 789,804 for the same period in 2006, which represents an increase of $607,897 (77.0%). This increase was attributable to the same factors described above with respect to income from operations, but was partially offset by the increase in net interest expense, also discussed above.

Income before Preferred Dividends:

We had income before preferred dividends of $914,201 for the six months ended June 30, 2007, as compared to net income before preferred dividends of $364,004 for the same period in 2006. This reflects an increase in income before preferred dividends of $550,197 (151.1%) between these comparable periods. This increase in net income before preferred dividends during the six months ended June 30, 2007 as compared to the same period in 2006, is attributable to the same factors described with respect to income before provision for taxes above. Additionally, taxes for the six month period ended June 30, 2007 were $483,500 as compared to $425,800 for the same period in 2006. Although income before provision for taxes was approximately 77% greater for the six months ended June 30, 2007 as compared to the same period in 2006, provision for taxes was only slightly less in the six months ended June 30, 2006, since the Company was able to apply net operating losses for fiscal year 2006 in calculating the taxes paid in the first six months of 2007.

Liquidity and Capital Resources.

Our primary source of liquidity has been cash generated by operations and borrowings under various credit facilities. At June 30, 2007, we had $783,787 in cash and cash equivalents compared to $156,530 at December 31, 2006. Until required for operations, our policy is to invest excess cash in bank deposits and money market funds. Net working capital at June 30, 2007 was $1,007,555 compared to ($77,975) at December 31, 2006.

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

At June 30, 2007 we had outstanding indebtedness payable within 12 months in an aggregate amount of approximately $25,762,000. Of these amounts, approximately $21,849,400 was payable to financial institutions in repayment of loans and other credit facilities provided to us and approximately $3,912,600 relates to outstanding trade payables. In the event that we are unable to repay all or any portion of these outstanding amounts from cash from operations, we would be required to (i) seek one or more extensions for the payment of such amounts, (ii) refinance such debt to the extent available, (iii) raise additional equity capital or (iv) consummate any combination of the foregoing transactions.

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

Critical Accounting Policy and Estimates.

Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, as promulgated by the PCAOB. The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, fixed assets, inventory, accounts receivable, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Set forth below are the policies that we have identified as critical to our business operations and the understanding of our results of operations or that involve significant estimates. For detailed discussion of other significant accounting policies see Note A, Summary of Significant Accounting Policies, of Notes to Condensed Consolidated Financial Statements, contained elsewhere in this report.

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

Contractual Obligations.

We have entered into various contractual obligations, which may be summarized as follows:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 Years	More than 5 Years
Contractual Obligations

Long-Term Debt Obligations	$1,407,217	$1,368,735	38,482	—	—

Capital (Finance) Lease Obligations	11,188,686	1,018,720	3,201,090	3,417,794	3,551,082
Operating Lease Obligations	—	—	—	—	—
Purchase Obligations	As Needed
Other Long-Term Liabilities Reflected on the Company's Balance Sheet under the GAAP of the Primary Financial Statements	—	—	—	—	—
Total	$12,595,903	$2,387,455	$3,239,572	$3,417,794	$3,551,082

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

The Company is exposed to market risk in the ordinary course of its business. These risks are primarily related to changes in short-term interest rates. The potential impact of the Company's exposure to these risks is presented below:

Interest Rates.

Floor Plan Financing

We purchase new and used vehicle inventory by utilizing floor plan financing provided by lending institutions, as well as manufacturers of certain of the products we sell, including Kawasaki Motor Finance Company and America Honda Finance. We had outstanding indebtedness under floor plan notes of $20,223,315 at June 30, 2007. Interest rates in connection with our floor plan financing generally fluctuate based on the prime rate, the type of product being financed and the length of time that such product remains on the floor plan. At June 30, 2007 interest rates on our floor plan financing ranged from a low of 4.8% to a high of 18%. Since we are dependent to a significant extent on our ability to finance the purchase of inventory, increases in the prime rate of interest could have a significant negative impact on our income from operations, as a result of the greater interest we will be required to pay with respect to our floor plan financing. When new model inventory is initially purchased usually there is a period of time when zero interest is paid or accrued. However, interest costs on new inventory will begin to accrue in a subsequent period. Although we cannot determine the precise impact of rate increases, we believe that we would begin to experience a material negative impact on our financial condition if the prime rate were to increase to 10% from its current rate of 8.25%.

Line of Credit

We also have an existing revolving credit line with Fifth Third Bancorp, the interest rate of which also fluctuates with the prime rate, at prime plus one percent. Since the outstanding indebtedness of this line of credit was $249,863 at June 30, 2007, we do not believe that fluctuations in the prime rate will have more than a slight negative impact on our income from operations.

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

 Item 4.  Controls and Procedures

Our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report (June 30, 2007). Based on this evaluation, our principal executive officer and our principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective. Disclosure controls and procedures mean our controls and other procedures that are designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

GIANT MOTORSPORTS, INC.

Date: August 13, 2007	By:	/s/ Russell A. Haehn
Name: Russell A. Haehn Title: Chairman of the Board of Directors, Chief Executive Officer and Secretary (Principal Executive Officer)

Date: August 13, 2007	By:	/s/ Gregory A. Haehn
Name: Gregory A. Haehn Title: President, Chief Operating Officer, Treasurer and a Director (Principal Financial and Accounting Officer)