Form 10-Q
period 2007-09-30
GIANT MOTORSPORTS INC
filed 2007-11-14
CIK 1204947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended September 30, 2007

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

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date. As of November 9, 2007 the registrant had 12,452,651 shares of common stock, $.001 par value, issued and outstanding.

GIANT MOTORSPORTS, INC.

INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GIANT MOTORSPORTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30, 2007	December 31, 2006
	Unaudited	Audited
CURRENT ASSETS
Cash and cash equivalents	$355,566	$156,530
Accounts receivable, net	3,108,680	3,803,718
Accounts receivable, employees	15,436	0
Inventories	17,893,340	21,267,135
Deferred tax assets	125,000	113,900
Prepaid expenses	28,948	10,131
TOTAL CURRENT ASSETS	21,526,970	25,351,414

FIXED ASSETS, NET	1,769,067	2,004,274

OTHER ASSETS
Intangibles, net	1,688,950	1,688,950
Deposits	45,600	41,000
TOTAL OTHER ASSETS	1,734,550	1,729,950
TOTAL ASSETS	$25,030,587	$29,085,638

The accompanying notes are an integral part of these condensed consolidated financial statements.

GIANT MOTORSPORTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

LIABILITIES AND STOCKHOLDERS' EQUITY

	September 30, 2007	December 31, 2006
	Unaudited	Audited
CURRENT LIABILITIES
Current portion of long-term debt	$816,135	$1,513,665
Notes payable, floor plans	15,541,323	20,885,887
Note payable, officer	169,953	352,500
Accounts payable, trade	1,250,713	1,987,152
Accrued expenses	613,906	493,939
Income taxes payable	430,200	-
Customer deposits	624,397	196,246
TOTAL CURRENT LIABILITIES	19,446,627	25,429,389

DEFERRED TAX LIABILITIES	15,500	20,600

LONG-TERM DEBT, NET	467,933	-
TOTAL LIABILITIES	19,930,060	25,449,989

COMMITMENTS

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value, authorized 5,000,000 shares
5,000 shares designated Series A Convertible, $1,000 stated
value 2,450 and 2,450 shares issued and outstanding at
September 30, 2007 and December 31, 2006, respectively	2,450,000	2,450,000
Common stock, $.001 par value, authorized 75,000,000 shares
12,452,651 and 11,791,747 shares issued and outstanding at
September 30, 2007 and December 31, 2006, respectively	12,453	11,792
Additional paid-in capital	2,053,218	1,868,592
Additional paid-in capital - Options	93,426	93,426
Additional paid-in capital - Warrants	1,724,800	1,724,800
Additional paid-in capital - Beneficial conversions	1,303,400	1,303,400
Issuance cost on preferred series A shares convertible	(786,762)	(786,762)
Accumulated deficit	(1,750,008)	(3,029,599)
TOTAL STOCKHOLDERS' EQUITY	5,100,527	3,635,649
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$25,030,587	$29,085,638

The accompanying notes are an integral part of these condensed consolidated financial statements.

GIANT MOTORSPORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE NINE AND THREE MONTH PERIODS ENDED SEPTEMBER 30, 2007 and 2006

	Nine months ended		Three Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES
Sales	$76,501,606	$79,835,854	$22,348,068	$24,080,728
Finance, insurance and extended service revenues	2,810,347	2,791,031	750,838	786,094
TOTAL REVENUES	79,311,953	82,626,885	23,098,906	24,866,822

COST OF SALES	66,772,340	70,362,596	19,243,945	21,149,746
GROSS PROFIT	12,539,613	12,264,289	3,854,961	3,717,076

OPERATING EXPENSES
Selling expenses	6,396,637	7,304,663	2,041,189	2,473,357
General and administrative expenses	3,337,222	3,397,002	1,119,452	1,029,394
	9,733,859	10,701,665	3,160,641	3,502,751
INCOME FROM OPERATIONS	2,805,754	1,562,624	694,320	214,325

OTHER INCOME AND (EXPENSE)
Other income, net	77,194	33,368	47,555	12,171
Gain on sale of asset	184	-	-	-
Interest expense, net	(1,004,254)	(935,157)	(260,698)	(355,465)
	(926,876)	(901,789)	(213,143)	(343,294)

INCOME BEFORE PROVISION (BENEFIT) FOR TAXES	1,878,878	660,835	481,177	(128,969)

PROVISION (BENEFIT) FOR INCOME TAXES	414,000	398,700	(69,500)	(27,100)

INCOME BEFORE PREFERRED DIVIDENDS	1,464,878	262,135	550,677	(101,869)

PREFERRED DIVIDENDS	185,287	273,526	92,584.00	146,804
NET INCOME ATTRIBUTABLE TO
COMMON SHAREHOLDERS	$1,279,591	$(11,391)	$458,093	$(248,673)

BASIC INCOME PER SHARE	$0.11	$(0.00)	$0.04	$(0.02)

DILUTED INCOME PER SHARE	$0.04	$(0.00)	$0.02	$(0.02)

WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC	12,148,380	10,965,213	12,291,232	11,492,324
DILUTED	28,827,954	10,965,213	28,549,427	11,492,324

The accompanying notes are an integral part of these condensed consolidated financial statements.

GIANT MOTORSPORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30,

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,464,878	$262,135
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	331,081	325,691
Deferred federal income tax credit (net)	(16,200)	104,200
Bad debt expense	35,261	-
(Gain) on sale of asset	(184)	-
(Increase) in accounts receivable, net	659,777	77,440
(Increase) in accounts receivable, employees	(15,436)	(4,378)
(Increase) decrease in inventories	3,373,795	(4,102,515)
(Increase) decrease in prepaid expenses	(18,817)	25,971
Decrease in prepaid taxes	-	119,500
Increase in customer deposits	428,151	15,713
Increase (decrease) in accounts payable trade	(736,439)	84,334
Increase (decrease) in floor plan liability	(5,344,565)	3,678,990
Increase in accrued income taxes	430,200	203,500
Increase (decrease) in accrued expenses	119,968	(188,203)
NET CASH PROVIDED BY OPERATING ACTIVITIES	711,470	602,378

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(45,863)	(487,487)
Proceeds from sale of property and equipment	7,000	-
Decrease in accounts receivable affiliates	-	261,667
(Increase) in deposits	(4,600)	-
NET CASH (USED IN) INVESTING ACTIVITIES	(43,463)	(225,820)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on long-term debt	(286,424)	(271,124)
Payments on note payable to officer	(182,547)	(193,135)
NET CASH (USED IN) FINANCING ACTIVITIES	(468,971)	(464,259)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	199,036	(87,701)

CASH AND CASH EQUIVALENTS, beginning of Period	156,530	227,301
CASH AND CASH EQUIVALENTS, end of Period	$355,566	$139,600

OTHER SUPPLEMENTARY CASH FLOW INFORMATION
Debt incurred for acquisition of vehicles and equipment	$56,827	-
Debt incurred for acquisition of sales agreement	-	$100,000
Income taxes paid	-	$158,550
Interest paid	$1,004,254	$579,692
Preferred stock dividends paid in common stock	$185,287	$273,526

The accompanying notes are an integral part of these condensed consolidated financial statements.

GIANT MOTORSPORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 and 2006
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
SEPTEMBER 30, 2007 and 2006
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

Allowance for Doubtful Accounts:
Accounts are written off when management determines that an account is uncollectible. Recoveries of accounts previously written off are recorded when received. An estimated allowance for doubtful accounts is determined to reduce the Company’s receivables to their carrying value, which approximates fair value. The allowance is estimated based on historical collection experience, specific review of individual customer accounts, and current economic and business conditions. Historically, the Company has not incurred any significant credit related losses. Management has determined that an allowance of $25,000 is necessary at September 30, 2007.

GIANT MOTORSPORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2007 and 2006
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
SEPTEMBER 30, 2007 and 2006
(UNAUDITED)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Concentration of Credit Risk:
Financial instruments that potentially subject the Company to credit risk consist of cash equivalents and accounts receivable.

The Company’s policy is to review the amount of credit exposure to any one financial institution and place investments with financial institutions evaluated as being creditworthy. In the ordinary course of business, the Company has bank deposits and overnight repurchase agreements that may exceed federally insured limits. At September 30, 2007, the Company had $595,963 in excess of the federally insured limit.

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

Goodwill and Other Intangible Assets:
In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement No. 142 “Goodwill and Other Intangible Assets”. This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB opinion No. 17, “Intangible Assets”. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in the financial statements upon their acquisition. This statement also addresses how goodwill and other

GIANT MOTORSPORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2007 and 2006
(UNAUDITED)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Goodwill and Other Intangible Assets (Continued):
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

At September 30, 2007, income taxes are provided for amounts currently due and deferred amounts arising from temporary differences between income for financial reporting and income tax purposes.

Advertising Costs:
Advertising costs are expensed when incurred. Charges to operations amounted to $1,057,580 and $1,880,892 for the nine months ended September 30, 2007 and 2006, respectively.

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
SEPTEMBER 30, 2007 and 2006
(UNAUDITED)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings Per Share of Common Stock (Continued):
The following is a reconciliation of the computation for basic and diluted EPS:

	Nine Months Ended
	September 30, 2007	September 30, 2006
Net income attributed to common shares	$1,279,591	$(11,391)
Weighted-average common shares outstanding (Basic)	12,148,380	10,965,213
Weighted-average common stock equivalents:
Warrants	16,679,574	-0-
Weighted-average common shares outstanding (Diluted)	28,827,954	10,965,213

There are 16,674,574 and 11,214,000 common stock equivalents available at September 30, 2007 and 2006, respectively.

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

NOTE B - ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of receivables due from customers and dealers, manufacturers, employees, and finance companies for contracts in transit and is net of an allowance for doubtful accounts of $25,000 at September 30, 2007.

GIANT MOTORSPORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2007 and 2006
(UNAUDITED)

NOTE C - INVENTORIES

Inventories consisted of vehicles and parts and accessories.

NOTE D - FIXED ASSETS

Fixed assets consisted of the following:
September 30, 2007
Fixtures and equipment	$2,202,051
Vehicles	446,917
Leasehold improvements	598,720
3,247,688
Less accumulated depreciation	1,478,621
NET FIXED ASSETS	$1,769,067

Depreciation expense charged to operations amounted to $331,081 and $325,691 for the nine months ended September 30, 2007 and 2006, respectively.

NOTE E - NOTES PAYABLE - FLOOR PLANS

The Company has various floor plan financing agreements aggregating $15,541,323 at September 30, 2007. Interest is payable monthly and fluctuates with prime and varies based on the type of unit financed and the length of time the unit remains on the floor plan (ranging from 4.8% to 18% at September 30, 2007). Principle payments are due upon the sale of the specific unit financed. The floor plans are collateralized by substantially all corporate assets.

NOTE F - LONG-TERM DEBT

Long-term debt consisted of various notes aggregating $694,205 at September 30, 2007. This amount matures at various times ranging from 2007 to 2011, bearing interest at various rates ranging from 5% to 10% per year. The notes are collateralized by substantially all of the Company’s assets.

GIANT MOTORSPORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2007 and 2006
(UNAUDITED)

NOTE F - LONG-TERM DEBT (CONTINUED)

The Company has a $250,000 revolving line of credit with a bank with an outstanding balance of $249,863 at September 30, 2007. The revolving line of credit has no stipulated repayment terms. This loan bears interest at prime plus one percent (8.75% at September 30, 2007) and is collateralized by substantially all of the Company’s assets.

The Company has two notes with HSK Funding each for $250,000. Each note bears interest at 15.5%. The notes are due in full on November 30, 2007. The total outstanding balance on these notes in the aggregate was $340,000 at September 30, 2007.

NOTE G - NOTE PAYABLE - OFFICER

Note payable to officer consisted of a promissory note bearing interest at 6% per year. The loan is payable on demand anytime after October 26, 2007, and as such, has been classified as a current liability. Interest charged to operations amounted to $12,567 and $-0- for the nine months ended September 30, 2007 and 2006, respectively. The balance at September 30, 2007 was $169,953.

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
SEPTEMBER 30, 2007 and 2006
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

The following is a five-year summary of future minimum lease payments under operating leases that have initial or remaining noncancellable terms in excess of one year as of September 30, 2007:

Year Ending	Amount
2008	$1,025,130
2009	1,049,780
2010	1,072,630
2011	1,096,170
2012	1,120,415
$5,364,125

The Company also leased two (2) residential locations in Chicago under a month-to-month agreement. The amount charged to rent amounted to $30,600 and $19,725 for the nine months ended September 30, 2007 and 2006, respectively.

NOTE I - INCOME TAXES

Income taxes consisted of the following:
	September 30, 2007	December 31, 2006
Current	$325,500	$(92,700)
Deferred	88,500	20,600
	$414,000	$(72,100)

GIANT MOTORSPORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2007 and 2006
(UNAUDITED)

NOTE I - INCOME TAXES (CONTINUED)

Income taxes paid amounted to $-0- and $158,550 for the nine months ended September 30, 2007 and 2006, respectively.

Deferred tax assets (liabilities) consisted of the following:

	September 30, 2007	December 31, 2006
Deferred tax assets - current and long term:
Allowance for doubtful account and net operating loss carryforward	$125,000	$113,900

Deferred tax liabilities - long term:
Depreciation	(15,500)	(20,600)
TOTALS	$109,500	$93,300

NOTE J - RELATED PARTY TRANSACTIONS

The Company leases its Ohio subsidiary retail facility from a shareholder, who has personally guaranteed the debt on the building, under a five-year agreement with two five-year renewal terms. Charges to operations amounted to $216,000 and $171,000 for the nine months ended September 30, 2007 and 2006, respectively.

NOTE K - PREFERRED STOCK

The Company has 5,000,000 shares of preferred stock authorized, with a par value of $.001 per share. Included in these 5,000,000 shares are 5,000 authorized shares of Series A Convertible Preferred stock, of which -0- shares are issued and outstanding at September 30, 2007. On September 16, 2005, the Company issued 2,870 shares of Series A Convertible Preferred stock with a stated value of $1,000 per share to accredited investors in a private placement offering. Each share of Series A Convertible Preferred Stock is convertible into 2,000 shares of the Company’s common stock. However, the Company was not able to have its Registration Statement declared effective by the original due date and subsequently, each holder of the preferred shares were able to convert their shares at less than the agreed upon factor. This “triggering event” provided a discount on the conversion, and additional shares were provided to those shareholders who did not consent, and subsequently, converted the preferred Series A shares.

GIANT MOTORSPORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2007 and 2006
(UNAUDITED)

NOTE K - PREFERRED STOCK (CONTINUED)

The Company also issued in the private placement (i) warrants allowing the investors to purchase up to 5,740,000 shares of the Company’s common stock, and (ii) an option allowing the placement agent to purchase 287 shares of Series A Convertible Preferred Stock, and warrants to purchase up to 574,000 shares of common stock.

The Company issued 660,904 and 408,247 shares of its common stock as a dividend to all Series A Preferred shareholders for the nine-month period ending September 30, 2007 and 2006, respectively, in accordance with the placement offering provisions.

NOTE L - COMMON STOCK

The Company has 75,000,000 shares of $.001 par common stock authorized, with 12,452,651 and 11,791,747 issued and outstanding at September 30, 2007 and December 31, 2006, respectively.

The Company issued 660,904 and 408,247 shares of common stock for the nine-month period ending September 30, 2007 and 2006, respectively, to holders of our Preferred Series A, in accordance with the placement offering provisions, as described above on NOTE K.

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

Together with our two wholly-owned subsidiaries, we own and operate two retail power sports superstores. Our core brands include Suzuki, Yamaha, Honda, Ducati and Kawasaki. Our superstores operate under the names “Andrews Cycles” and “Chicago Cycles.” Andrews Cycles is located in Salem, Ohio, has approximately 50 employees and operates from an approximately 75,000 square foot facility. Chicago Cycles is located in the Chicago metropolitan area, has approximately 68 employees and operates from an approximately 95,000 square foot facility in Skokie, Illinois.

Overview of Economic Trends.

Effects of Changes in Interest Rates

After a two-year period of measured increases in the federal discount rate, beginning in the third quarter of 2006 and continuing through the first half of 2007, and the Federal Reserve’s maintaining the primary discount rate at 6.25% through the middle of September 2007, it has recently reduced the federal discount rate to 5.25%. Since many of our customers depend on bank financing to purchase our motorcycles and other power sports equipment, changes in interest rates normally have a direct effect on our sales. During 2006, $32.7 million of the approximately $97.6 million of our power sports sales (33.5%) were financed. Our sales in 2006 appear to have been materially adversely affected by rising consumer loan interest rates prior to June 2006. It also appears that the pause in interest rate increases, since June 2006, has significantly slowed down and possibly even eliminated the downward trend in sales. To the extent that the recent reduction in the federal discount rate results in corresponding reductions in consumer loan interest rates, we believe that this could result in an increase in sales of our motorcycles and other power sports products, since it will cost consumers less to finance their purchases. In the event that the Federal Reserve becomes more concerned about inflation in the next six to twelve months, this could result in a change in policy and a decision to commence measured increases in the federal discount rate next year. The uncertainties created in the consumer financing market as a result of corresponding additional increases in interest rates, could reasonably be expected to have a negative impact on the sale of motorcycles due to the increased costs to our customers.

Effects of U.S. Credit Markets

During the first half of 2007, the U.S. credit markets have been dealing with the effects of numerous defaults by homeowners on “subprime” mortgage loans. By September 2007 these defaults had also begun to increase with respect to mortgages considered to be of less credit risk than “subprime” mortgages. It is expected that mortgage default rates will continue to increase at least throughout the remainder of 2007 and possibly through the first half of 2008. These defaults have not only had a materially adverse impact on the spending power of the borrowers of such defaulted mortgage loans, but have also reduced the value of investment portfolios containing securities affected by such mortgages. Since motorcycle purchases, in the U.S. and, to a greater extent, purchases of ATV's, are normally purchases for entertainment and sport, and not necessarily for transportation, any significant reduction in discretionary spending power could have an adverse effect on sales of our motorcycles and other power sports products.

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

Loan Transactions.

To fund the amount payable at closing for Chicago Cycles, we borrowed $1,250,000 from The Fifth Third Bancorp Bank (the “Bank”), pursuant to a term loan. This loan, which initially matured on May 31, 2004, was refinanced with the Bank through a term loan amortized over a 72 month period, but was payable in full on May 31, 2007 (which date was extended by the Bank until August 29, 2007), bearing interest at prime plus one percent (8.75% at September 30, 2007). Our payment obligations under this term loan also are personally guaranteed by Russell Haehn and Gregory Haehn. This loan is also secured by a first priority lien on all of our assets. As of September 30, 2007, the outstanding amount of this term loan, including accrued interest thereon, was $646,941. The Company is currently in the process of renewing this loan with the Bank, which will become payable in full on August 31, 2010.

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

On December 20, 2005, the Bridge Lender provided us with a new bridge loan in the principal amount of $250,000 (the "2005 Bridge Loan"). In connection with the 2005 Bridge Loan we issued to the Bridge Lender a $250,000 principal amount promissory note (the "2005 Bridge Note") providing for interest at the rate of fifteen percent (15%) per annum (which rate was subsequently increased to fifteen and ½ percent (15.5%)). Interest on the 2005 Bridge Note is payable monthly, and all outstanding principal and accrued but unpaid interest was initially due and payable on March 20, 2006. In March 2006 we repaid $25,000 of the outstanding principal amount and at March 31, 2006, the outstanding principal amount was $225,000. We obtained a ninety (90) day extension for the payment of the remaining $225,000. In consideration for this extension we paid the lender $2,500. On June 29, 2006 we repaid an additional $25,000 of the outstanding principal amount and at September 20, 2006, the outstanding principal amount was $200,000. On September 20, 2006, we obtained another sixty (60) day extension for the payment of the remaining $200,000 due on November 20, 2006. We did not pay any additional consideration to the third party for such extension. Payment of the 2005 Bridge Note was further extended to June 15, 2007 in consideration for our payment of $2,250 to the Bridge Lender for both this extension and the extension for repayment of the 2006 Bridge Note discussed below. We paid an additional $25,000 of the outstanding principal amount in June 2007. Payment of the 2005 Bridge Note was further extended to November 30, 2007 in consideration for our payment of $3,750 to the Bridge Lender for both this extension and the extension for repayment of the 2006 Bridge Note discussed below. In July 2007, we paid an additional $50,000 of the outstanding principal amount.  We made additional payments of principal in August and September, aggregating $35,000 so that on September 30, 2007 the outstanding principal balance of the 2005 Bridge Note was $90,000. In October we made an additional principal payment of $10,000. We have continued to make all interest payments on the 2005 Bridge Loan, when due and payable, and intend to make such interest payments on a timely basis during any further extension thereof.

On October 27, 2006, Russell Haehn, the Company's Chairman and Chief Executive Officer provided a working capital loan to the Company in the amount of $350,000. This loan is evidenced by a promissory note (the “Note”) in the principal amount of $350,000 payable on demand any time after October 26, 2007. The Note bears interest at a rate of 6% per annum and the outstanding principal amount and all accrued interest are payable upon demand or sooner if prepaid by the Company. Although the Note provides that it is payable on demand at any time after October 26, 2007, the Company has prepaid a portion of the outstanding principal amount of the loan so that the balance at September 30, 2007 was $169,953.

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

We also have obtained a revolving line of credit with the Bank, in the maximum amount of $250,000. This line of credit bears interest at the rate of prime plus one percent (8.75% at September 30, 2007), and has no stipulated repayment terms. We are currently extending the payment date of the line of credit to May 31, 2008. At September 30, 2007, the amount of principal and interest outstanding on this credit line was $249,863. This line of credit is secured by a lien on substantially all of our assets.

Financing Activities.

In September 2005, the Company sold to accredited investors, in a private placement offering (the “September 2005 Private Placement”), 2,870 Series A Shares and warrants to purchase up to of 5,740,000 shares common stock (the “Series A Warrants”), resulting in the receipt by the Company of $2,870,000 of gross proceeds including the repayment of $50,000 of indebtedness outstanding under the Bridge Loan from HSK Funding, Inc., by the conversion of that amount into Series A Shares and Series A Warrants. These securities are convertible into shares of common stock. After deduction of all offering expenses for the September 2005 Private Placement, including the placement agent's commissions and nonaccountable expense allowance, the Company received net proceeds of $2,485,163. The Company used these net proceeds for debt repayment legal fees, and general working capital purposes. At September 30, 2007, 420 Series A Shares had been converted into 938,500 shares of our common stock. Additionally, during 2006 and through September 30, 2007, we issued an aggregate of 1,069,151 shares of common stock to the holders of our Series A Shares, in lieu of cash dividends.

Anticipated Funding of Operations.

The amount required to fund the growth our ongoing operations, as well as the means by which we obtain this funding, will be wholly dependent on the magnitude and timeframes we set for any growth in our business. Based on our current expected growth in the next 12 to 24 months, we expect to fund our ongoing operations as follows:

Cash Flow from Operations

During the past twelve months we have increased our cash flow from operations through a consistent plan of reducing operating costs and increasing profit margins on our sales. We intend to continue this policy during the remaining quarter of 2007 and throughout the first six months of 2008. With the expected shipment of new product models, during the last two months of 2007, and anticipated increases in sales of these new models beginning in the second quarter of 2008, we hope to further increase our cash flow from operations throughout the second half of 2008. We believe that by keeping our operating costs at the reduced levels we have achieved in 2007, and continuing to increase our profit margins, we will continue to generate sufficient cash flow from operations to fund our business for at least the next twelve months. To the extent that we experience a significantly weaker sales climate during the first six months of 2008, our ability to continue to generate such cash flow could be impaired, notwithstanding our reduced operating costs and increased profit margins.

Bank Financing

We currently have a revolving credit line with Fifth Third Bancorp in a total available amount of $250,000 of which $249,863 was funded at September 30, 2007.

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

Results of Operations

Three Months Ended September 30, 2007 Compared With Three Months Ended September 30, 2006.

	September 30, 2007	September 30, 2006	Increase (Decrease)	% Change

Total Revenues	$23,098,906	$24,866,822	$(1,767,196)	7.1%
Cost of Sales	$19,243,945	$21,149,746	$(1,905,801)	9.0%
Operating Expenses	$3,160,641	$3,502,751	$(342,110)	9.8%
Income from Operations	$694,320	$214,325	$479,995	224.0%
Other Income and (Expense)	$(213,143)	$(343,294)	$130,151	37.9%
Income (Loss) before Provision (Benefit) for Taxes	$481,177	$(128,969)	$610,146	473.1%
Income before Preferred Dividends	$550,677	$(101,869)	$652,546	640.6%

Total Revenues:

Total revenues for the three months ended September 30, 2007 were $23,098,906 representing a decrease of $1,767,196 (7.1%) from the $24,866,822 reported for the three months ended September 30, 2006. This reduction in revenues between the two periods is primarily attributable to overall economic factors which have resulted in a reduction in motorcycle sales throughout the industry.

Cost of Sales:

Cost of sales for the three months ended September 30, 2007 was $19,243,945, which was $1,905,801 (9.0%) less than cost of sales of $21,149,746 for the same period in 2006.  This decrease in cost of sales was primarily attributable to a corresponding decrease in sales during the third quarter of 2007 compared with the same period in 2006, as described.

Operating Expenses:

Selling, general and administrative expenses for the three months ended September 30, 2007 were $3,160,641, a decrease of $342,110 (9.8%) from $3,502,751 for the same period in 2006.  The aggregate decrease in such costs was primarily attributable to a reduction in marketing costs of approximately $224,000 between the comparable periods.

Income from Operations:

    We had income from operations before other income (expense) for the three months ended September 30, 2007 of $694,320, as compared to income from operations of $214,325 for the same period in 2006, which reflects an increase in income from operations of $479,995 (224.0%). This increase in income from operations was primarily attributable to the reduction in our operating expenses and an increase in profit margins between the two periods, which more than offset the reduction in revenues.

Other Income and (Expense):

Other expense for the three months ended September 30, 2007 deceased $130,151 (37.9%) to $213,143 from $343,294 for the same period in 2006. This reduction in other expense was primarily attributable to a reduction in net interest expense between the two periods from $355,645 during the three months ended September 30, 2006 to $260,698 for the same period in 2007. This significant reduction in net interest expense was a result of: (i) our having paid down a portion of the Bank loan and a certain loan provided to us for the purchase of security equipment; (ii) a reduction in the interest rate payable with respect to many of our financing arrangements; and (iii) a reduction of floor plan liabilities, all of which occurred during the three months ended September 30, 2007.

Income (Loss) before Provision (Benefit) for Taxes:

We had income before benefit for taxes, for the three months ended September 30, 2007 of $481,177 as compared with a loss before benefit for taxes of $128,969 for the same period in 2006, which represents an increase in income before benefit of taxes of $610,146 (473.1%). This increase was attributable to the same factors described with respect to income from operations above and also reflects the reduction in net interest expense between the two periods, as also described above.

Income (Loss) before Preferred Dividends:

We had net income before preferred dividends of $550,677 for the three months ended September 30, 2007, as compared to a net loss before preferred dividends of $101,869 for the same period in 2006. This reflects an increase in net income before preferred dividends of $652,546 (640.6%) between these comparable periods. This increase in net income before preferred dividends during the nine months ended September 30, 2007 as compared to the same period in 2006 is attributable to the same factors described with respect to income before benefit for taxes above. Additionally, we received a benefit for taxes of $69,500 for the three month period ended September 30, 2007 as compared to a benefit for taxes of only $27,100 for the same period in 2006, even though we had income of $610,146 for the three months ended September 30, 2007 compared to a loss of $128,969 for the same period in 2006. Our ability to receive a benefit for taxes for the three months ended September 30, 2007, despite our recognition of income during that period, resulted from our being able to apply net operating losses for fiscal year 2006 in calculating the taxes payable in the three months ended September 30, 2007.

Nine Months Ended September 30, 2007 Compared With Nine Months Ended September 30, 2006.

	September 30, 2007	September 30, 2006	Increase (Decrease)	% Change

Total Revenues	$79,311,953	$82,626,885	$(3,314,932)	4.0%
Cost of Sales	$66,772,340	$70,362,596	$(3,590,256)	5.1%
Operating Expenses	$9,733,859	$10,701,665	$(967,806)	9.0%
Income from Operations	$2,805,754	$1,562,624	$1,243,130	79.6%
Other Income and (Expense)	$(926,876)	$(901,789)	$(25,087)	2.8%
Income before Provision for Taxes	$1,878,878	$660,835	$1,218,043	184.3%
Income before Preferred Dividends	$1,464,878	$262,135	$1,202,743	458.8%

Total Revenues:

Total revenues for the nine months ended September 30, 2007 were $79,311,953 representing a decrease of $3,314,932 from the $82,626,885 reported for the nine months ended September 30, 2006. This reduction in revenues between the two periods is primarily attributable to overall economic factors which have resulted in a reduction in motorcycle sales throughout the industry. Our revenues would have been significantly less for the nine months ended September 30, 2007, but were impacted significantly by our decision, during the first quarter of 2007, to markdown prices on remaining 2006 inventory that we were unable to sell due to the weak sales environment in 2006. All terrain vehicles (“ATVs”) comprised the largest portion of these price cuts, many of which vehicles were sold at less than our cost per unit. Due to these lower prices customers purchased significantly more vehicles in the first quarter of 2007 compared to the same period in 2006, resulting in greater total revenues, even though revenue per unit was less on sales made in the first quarter of 2007.

Cost of Sales:

Cost of sales for the nine months ended September 30, 2007 was $66,772,340 which was $3,590,256 (5.1%) less than cost of sales of $70,362,596 for the same period in 2006. This decrease in cost of sales was primarily attributable to a corresponding decrease in sales during the first nine months of 2007 compared with the same period in 2006, which was partially offset by our reduced price sales, as described above.

Operating Expenses:

Selling, general and administrative expenses for the nine months ended September 30, 2007 were $9,733,859, a decrease of $967,806 (9.0%) from $10,701,665 for the same period in 2006.  The aggregate decrease in such costs was primarily attributable to a reduction in marketing costs of approximately $823,300.

Income from Operations:

We had income from operations before other income (expense) for the nine months ended September 30, 2007 of $2,805,754, as compared to income from operations of $1,562,264 for the same period in 2006, which reflects an increase in income from operations of $1,243,130 (79.6%). This increase in income from operations was primarily attributable to the reduction in our operating expenses and an increase in profit margins between the two periods, which more than offset the reduction in revenues.

Other Income and (Expense):

Other expense for the nine months ended September 30, 2007 increased $25,087 (2.8%) to $926,876 from $901,789 for the same period in 2006. This increase in other expense was primarily attributable to an increase in net interest expense from $935,157 in the nine month period ended September 30, 2006 to $1,004,254 during the same period in 2007. Such increase in net interest expense was primarily attributable to the additional interest payable on financed inventory which we were unable to sell due to the weak sales environment during a significant portion of 2006, and because the terms of our inventory financing provide for higher interest rates on inventory held for longer periods. This increase in net interest expense was partially offset by an increase in other income in the approximate amount of $44,000 which was attributable to the relief of debt associated with Centerpoint Properties.

Income before Provision for Taxes:

We had income before provision for taxes, for the nine months ended September 30, 2007 of $1,878,878 as compared with income before provision for taxes of $660,835 for the same period in 2006, which represents an increase of $1,218,043 (184.3%).  This increase was attributable to the same factors described above with respect to income from operations.

Income before Preferred Dividends:

We had net income before preferred dividends of $1,464,878 for the nine months ended September 30, 2007, as compared to net income before preferred dividends of $262,135 for the same period in 2006. This reflects an increase in income before preferred dividends of $1,202,743 (458.8%) between these comparable periods. This increase in net income before preferred dividends during the nine months ended September 30, 2007 as compared to the same period in 2006, is attributable to the same factors described with respect to income before provision for taxes above. Additionally, taxes for the nine month period ended September 30, 2007 were $414,000 as compared to $398,700 for the same period in 2006. Although income before provision for taxes was approximately 184% greater for the nine months ended September 30, 2007 as compared to the same period in 2006, provision for taxes was only slightly less in the nine months ended September 30, 2006, since the Company was able to apply net operating losses for fiscal year 2006 in calculating the taxes paid in the first nine months of 2007.

Liquidity and Capital Resources.

Our primary source of liquidity has been cash generated by operations and borrowings under various credit facilities. At September 30, 2007, we had $355,566 in cash and cash equivalents compared to $156,530 at December 31, 2006. Until required for operations, our policy is to invest excess cash in bank deposits and money market funds. Net working capital at September 30, 2007 was $2,080,343 compared to ($77,975) at December 31, 2006.

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

At September 30, 2007 we had outstanding indebtedness payable within 12 months in an aggregate amount of approximately $2,066,848. Of these amounts, approximately $816,135 was payable to financial institutions in repayment of loans and other credit facilities provided to us and approximately $1,250,713 relates to outstanding trade payables. In the event that we are unable to repay all or any portion of these outstanding amounts from cash from operations, we would be required to (i) seek one or more extensions for the payment of such amounts, (ii) refinance such debt to the extent available, (iii) raise additional equity capital or (iv) consummate any combination of the foregoing transactions.

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

Contractual Obligations.

We have entered into various contractual obligations, which may be summarized as follows:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 Years	More than 5 Years
Contractual Obligations

Long-Term Debt Obligations	$1,284,068	$816,135	459,054	8,879	—

Capital (Finance) Lease Obligations	10,919,725	1,025,130	3,218,580	3,436,468	3,239,547
Operating Lease Obligations	—	—	—	—	—
Purchase Obligations	As Needed
Other Long-Term Liabilities Reflected on the Company's Balance Sheet under the GAAP of the Primary Financial Statements	—	—	—	—	—
Total	$12,203,793	$1,841,265	$3,677,634	$3,445,347	$3,239,547

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

The Company is exposed to market risk in the ordinary course of its business. These risks are primarily related to changes in short-term interest rates. The potential impact of the Company's exposure to these risks is presented below:

Interest Rates.

Floor Plan Financing

We purchase new and used vehicle inventory by utilizing floor plan financing provided by lending institutions, as well as manufacturers of certain of the products we sell, including Kawasaki Motor Finance Company and America Honda Finance. We had outstanding indebtedness under floor plan notes of $15,541,323 at September 30, 2007. Interest rates in connection with our floor plan financing generally fluctuate based on the prime rate, the type of product being financed and the length of time that such product remains on the floor plan. At September 30, 2007 interest rates on our floor plan financing ranged from a low of 4.8% to a high of 18%. Since we are dependent to a significant extent on our ability to finance the purchase of inventory, increases in the prime rate of interest could have a significant negative impact on our income from operations, as a result of the greater interest we will be required to pay with respect to our floor plan financing. When new model inventory is initially purchased usually there is a period of time when zero interest is paid or accrued. However, interest costs on new inventory will begin to accrue in a subsequent period. Although we cannot determine the precise impact of rate increases, we believe that we would begin to experience a material negative impact on our financial condition if the prime rate were to increase to 10% from its current rate of 7.50%.

Line of Credit

We also have an existing revolving credit line with Fifth Third Bancorp, the interest rate of which also fluctuates with the prime rate, at prime plus one percent. Since the outstanding indebtedness of this line of credit was $249,863 at September 30, 2007, we do not believe that fluctuations in the prime rate will have more than a slight negative impact on our income from operations.

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

 Item 4.  Controls and Procedures

Our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report (September 30, 2007). Based on this evaluation, our principal executive officer and our principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective. Disclosure controls and procedures mean our controls and other procedures that are designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

GIANT MOTORSPORTS, INC.

Date: November 12, 2007	By:	/s/ Russell A. Haehn
Name: Russell A. Haehn Title: Chairman of the Board of Directors, Chief Executive Officer and Secretary (Principal Executive Officer)

Date: November 12, 2007	By:	/s/ Gregory A. Haehn
Name: Gregory A. Haehn Title: President, Chief Operating Officer, Treasurer and a Director (Principal Financial and Accounting Officer)