Form 10-K
period 2007-12-31
GIANT MOTORSPORTS INC
filed 2008-04-15
CIK 1204947

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 for the fiscal year ended December 31, 2007

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

(440) 439-9480
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
Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.
Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)
Yes ☐ No ☒

The aggregate market value of the common equity of the registrant held by non-affiliates as of April 14, 2008 was approximately $3,884,495 as computed by reference to the closing price of the common stock on the Over-the-Counter Bulletin Board as of the last business day of the registrant’s most recently completed second fiscal quarter, June 29, 2007 ($0.30). As of April 14, 2008, the number of issued and outstanding shares of common stock of the registrant was 12,948,316.

GIANT MOTORSPORTS, INC.

FORM 10-K

FISCAL YEAR ENDED DECEMBER 31, 2007

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

We are a Nevada corporation with our principal offices located at 13134 State Route 62, Salem Ohio 44460, Tel. (440) 439-9480. Our web sites are: www.andrewscycles.com, www.chicagocycle.com and www.giantcorporate.com . Information on our websites do not constitute part of this report.

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

To fund the amount payable at closing for Chicago Cycles, we borrowed $1,250,000 from The Fifth Third Bancorp Bank (the "Bank"), pursuant to a term loan. This loan, which initially matured on May 31, 2004, was refinanced with the Bank through a term loan amortized over a 72 month period, and was payable in full on May 31, 2007, bearing interest at the rate of prime plus one percent (8.25% as of December 31, 2007). This loan was renewed on October 25, 2007 under the same terms and conditions with a maturity date of August 31, 2010. Our payment obligations under this term loan are personally guaranteed by Russell Haehn and Gregory Haehn. This loan is also secured by a first priority lien on all of our assets (including, without limitation, the Chicago Cycles Assets). As of December 31, 2007, the outstanding amount of this term loan, including accrued interest thereon, was $607,680.

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

We are a retail dealer of power sports products, and sell our products in superstores that operate under the names “Andrews Cycles” and “Chicago Cycles.” Our Andrews Cycles subsidiary is located in Salem, Ohio, had approximately 50 employees, as of April 14, 2008, and sells power sports products to customers residing within an approximate 200 square mile area of its facilities. Our Chicago Cycles operations are located in Skokie, Illinois, has approximately 68 employees as of April 14, 2008, and sells power sports products to customers residing within an approximate 200 square mile area of its facilities. Both Andrews Cycles and Chicago Cycles also sell power sports products and parts through our websites specifically dedicated to those businesses.

In each of fiscal years ended December 31, 2007 and 2006, sales of motorcycles, ATV's and other power sports products, including accessories, accounted for approximately 97% of our total revenues generated during such periods.

Servicing and Repairs

In addition to product sales, we also provide servicing and repair services for the products we sell as a courtesy to our customers. These services, which are provided by mechanics, include crash repairs (body work) and normal wear and tear installation and repairs such as brake replacement, repair of exhaust systems, shock absorber replacement, battery replacement, oil changes and tune-ups. During our fiscal years ended December 31, 2007 and 2006, servicing and repairs accounted for approximately 3% and 2.3%, respectively, of our total revenues generated during such periods. Servicing and repairs have always been an insignificant portion of our business. We do not have any plans to increase this part of our business, in the future, as we do not believe that servicing and repairs offers any opportunity for producing significant income for our business.

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

Principal Suppliers of our Products

We purchase substantially all of our products from the following manufacturers:

•	American Honda Motor Company, Inc.;

•	Yamaha Motor Corporation;

•	American Suzuki Motor Corporation;

•	Kawasaki Motors Corp. U.S.A., Inc.;

•	Ducati North America; and

•	Polaris Industries, Inc.

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

Market for our Products and Services

According to the Motorcycle Industry Council, an organization that provides sales information for the motorcycle industry, sales of motorcycles in the United States in 2007 modestly decreased to 949,644 units (including scooters, street bikes, off-road bikes and dual sport vehicles (vehicles used both on and off streets)). This was lower than the 1,022,332 units sold in the United States in 2006, representing a 7.1% decrease. These statistics generally cover sales of the major U.S. and Japanese brands. These statistics do not include Chinese imports, which best estimates place at between 250,000 and 300,000 units sold in 2007. The Chinese manufacturers do not report unit sales, but we believe the above are reasonable estimates. Reductions in sales were primarily attributable to a decrease in sales of off-road bikes, which declined 16.8% from 2006, and to a decrease in sales of street bikes, which declined by 4.9% from 2006. In addition, sales of ATV’s declined 14.7% from 2006.

We believe that our 2% reduction in sales during 2007 as compared to 2006 was attributable to the reduction in ATV sales in 2007, as sales of ATV's represented approximately 50% of overall unit sales at our Andrew Cycles location and approximately 20% of unit sales at Chicago Cycles.

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

•
Inventory Utilization. We believe that by housing our inventory in one large central facility, and distributing products from that facility to each of our dealerships, on an as-needed basis, we will be able to deliver products to our customers faster than other dealerships which are required to wait for delivery of out-of-stock products.

•
Marketing Efficiencies. With a regional presence, and the use of single creative themes, tested for effectiveness, we believe that we will be able to take advantage of semi-national and possibly national marketing opportunities which typically offer reduced advertising rates based on the utilization of economies of scale. We also plan to maximize our use of cooperative advertising.

•
E-Commerce and Mail Order Opportunities. We have developed e-commerce and mail order strategies for the sale of parts and accessories that will expand our customer base outside of our dealership territories. We believe that the expansion of our business, over the internet and through mail order business, will assist us in the development of a national presence and create customer interest to visit one of our “Super Stores,” although no assurance can be given that it will have such effect. We believe that increased efforts on internet and mail-order sales, will increase revenues and also create additional opportunities for strategic business relationships with dealerships outside of the territories where our dealerships are located, although no assurance can be given.

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

Floor Plan Financing

We are dependent to a significant extent on our ability to finance the purchase of inventory, which in the motorcycle and power sports retail industries involves significant sums of money in the form of floor plan financing. As of December 31, 2007, the Company had $24,748,401 of floor plan notes payable. Substantially all the assets of our dealerships are pledged to secure such indebtedness, which may impede our ability to borrow from other sources. We currently have floor plan facilities with a variety of lenders, including primarily GE Commercial Distribution Finance Corporation, Fifth Third Bank, Kawasaki Motors Finance Company, and American Honda Finance. Several of such lenders are associated with manufacturers with whom we have dealership agreements. Consequently, deterioration of our relationship with a manufacturer could adversely affect our relationship with the affiliated floor plan lender and vice versa.

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

Employees

As of April 14, 2008, we had approximately 118 employees (excluding our two executive officers), 50 of whom are employed at our Andrews Cycles dealership and the other 68 of whom are employed at our Chicago Cycles dealership. All of our employees were employed on a full-time basis including 2 executives, 55 salespersons, six administrative persons, 38 service technicians and 17 clerical persons. We are not a party to a collective bargaining agreement with our employees and we believe that our relationship with our employees is satisfactory.

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

ITEM1.A.  RISK FACTORS

You should carefully review and consider the following risks as well as all other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and the notes to those statements. If we were to suffer any adverse circumstance described herein, the value of our common stock could decline. To the extent any of the information contained in this annual report constitutes forward-looking information, the risk factors set forth below are cautionary statements identifying important factors that could cause our actual results for various financial reporting periods to differ materially from those expressed in any forward-looking statements made by or on our behalf and could materially adversely effect our financial condition, results of operations or cash flows. See also, “A Note About Forward-Looking Statements.”

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

Dependence on Floor Plan Financing.

We are dependent to a significant extent on our ability to finance the purchase of inventory, which in the motorcycle and power sports retail industries involves significant sums of money in the form of floor plan financing. As of December 31, 2007, we had $24,748,401 of floor plan notes payable. Substantially all the assets of our dealerships are pledged to secure such indebtedness, which may impede our ability to borrow from other sources. We currently have floor plan facilities with a variety of lenders, including primarily GE Commercial Distribution Finance Corporation, Fifth Third Bank, Kawasaki Motors Finance Company, and American Honda Finance. Several of such lenders are associated with manufacturers with whom we have dealership agreements. Consequently, deterioration of our relationship with a manufacturer could adversely affect our relationship with the affiliated floor plan lender and vice versa.

We have substantial outstanding indebtedness.

As of December 31, 2007, based upon our financial statements, our outstanding indebtedness to third parties, including the $24,748,401 of floor plan notes payable under our floor plan financing arrangements was approximately $29,002,778. As of December 31, 2007 approximately $607,680 of our outstanding indebtedness to third parties was represented by debt incurred by us, in connection with the acquisition of Chicago Cycles, which reflected the remaining outstanding amount of the $1,250,000 we borrowed from the Fifth Third Bank, pursuant to a Term Note dated March 12, 2004, to fund the initial $1,250,000 payment for such acquisition. The original loan from Fifth Third Bank matured on May 31, 2004, and we converted the entire $1,250,000 principal amount of this loan to a six (6) year term loan, which bears interest at the rate of prime plus one percent (8.25% at December 31, 2007) and is secured by a first priority lien on all of our assets, including the assets acquired from Chicago Cycles.

The motorcycle and power sports industries are subject to cyclical movements in the economy.

Sales of motorcycles/power sports products, historically have been cyclical, fluctuating with general economic cycles. During economic downturns, this industry tends to experience similar periods of decline and recession as the general economy. We believe that the industry is influenced by general economic conditions and particularly by consumer confidence, the level of personal discretionary spending, interest rates and credit availability. We believes that the downturn within the industry in 2007 was attributable to the following factors: (i) higher interest rates and decreased access to credit, as consumers face more stringent requirements in order to obtain financing for motorcycle purchases; (ii) rising food and energy costs, leaving consumers with less of their income for discretionary spending; and (iii) overall fears of unemployment. There can be no assurance that the industry will not experience sustained periods of declining sales in the future, and that such decline in sales would not continue to have a material adverse effect on our operations.

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

Control by Management.

Subject to the requirement for us to obtain the separate approval of the holders of our Series A Shares, with respect to certain matters, our officers and directors may be able to influence matters requiring shareholders approval because they own a majority of our outstanding shares of voting stock. Our executive officers and directors beneficially own in the aggregate 9,020,000 shares of common stock (including options to purchase 1,500,000 shares of common stock at an exercise price of $1.25 per share), or approximately 62.4% of our outstanding shares of common stock. Because our Series A Shares are entitled to vote along with our common stock on all matters presented to our shareholders for approval, our executive officers and directors actually own approximately 46.6% of our outstanding shares of voting stock (giving effect to the voting rights of the 2,450 Series A Shares outstanding at a rate of 2,000 votes for each such preferred share outstanding, and assuming exercise of all options held by such executive officers and directors). This concentration of ownership provides such persons with the ability, except with respect to those matters upon which the holders of the Series A Shares have a separate right of approval, to control and influence all corporate decisions and policies of shareholder voting matters, including, without limitation, the removal of directors. Additionally, except with respect to those matters upon which the holders of the Series A Shares have a separate right of approval, these persons would be able to approve any proposed amendment to our charter, a merger proposal, a proposed sale of assets or other major corporate transaction or a non-negotiated takeover attempt. This concentration of ownership may discourage a potential acquirer from making an offer to buy us, which, in turn, could adversely affect the market price of our common stock and warrants.

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

As of April 14, 2008, there were outstanding Series A Shares convertible into a total of 4,900,000 shares of our common stock and options and warrants to purchase 8,340,000 shares of common stock, with exercise prices ranging from $0.40 to $2.25 per share. If the holders exercise a significant number of these securities at any one time, the market price of the common stock could fall. In the event that the anti-dilution provisions contained in the Series A Shares and the Series A Warrants are triggered and we also issue additional shares of our common stock as dividends on the Series A Shares so that all or a significant portion of our outstanding common stock becomes available for resale, this could cause an even greater reduction in the market price of our common stock. The value of the common stock held by other shareholders will be diluted. The holders of the options and warrants have the opportunity to profit if the market price for the common stock exceeds the exercise price of their respective securities, without assuming the risk of ownership. If the market price of the common stock does not rise above the exercise price of these securities, then they will expire without exercise. The holders of these options and warrants may also exercise their securities if we are able to raise capital privately or from the public on terms more favorable than those provided in these securities. We cannot predict exactly if, or when, such a financing will be needed or obtained. Furthermore, we cannot predict whether any such financing will be available on acceptable terms, or at all.

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

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of our security holders during the fourth quarter of our fiscal year ended December 31, 2007.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded in the over-the-counter market on the Nasdaq OTC Bulletin Board under the symbol “GMOS.” The following table shows the price range of the Company's common stock for each quarter ended during the last two fiscal years.

	BID		ASK
Quarter Ended	High	Low	High	Low

3/31/06	.94	.90	.75	.62
6/31/06	.63	.45	.62	.35
9/30/06	.63	.38	.60	.38
12/31/06	.60	.17	.60	.17
3/31/07	.16	.16	.24	.24
6/30/07	.30	.30	.33	.33
9/30/07	.25	.25	.40	.40
12/31/07	.28	.25	.29	.29

HOLDERS

As of April 14, 2008, there were approximately 36 holders of record of the Company's common stock.

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

Dividends. The holders of shares of Series A Shares will receive dividends at the rate of $100 per Series A Share per annum, payable, at the option of the Company, in cash or shares of Common Stock, provided that, the dividend rate will be reduced to $70 per Series A Share per annum at such time as and for as long as our shares of common stock issuable upon conversion of the Series A Shares are covered by an effective registration statement. In the event of certain defaults by the Company, the dividend rate will be increased to $200 per Series A Share until the default has been cured. Dividends will accrue and be payable semi-annually, in arrears, on the first day of March and September in each year, beginning March 2006. Dividends payable on the Series A Shares are cumulative and any accrued and unpaid dividends are included in the payment of a liquidation preference to the holders of Series A Shares, as described below.

Liquidation Preference. In the event of a liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, the holders of the Series A Shares are entitled to receive, after all payments to holders of any securities that rank senior to the Series A Shares, $1,000 per Series A Share, together with an amount equal to the dividends accrued and unpaid thereon (whether or not declared) to the date of final distribution to the holders of Series A Shares, without interest, before any payment shall be made or any assets distributed to the holders of any of the Company's securities that rank junior to the Series A Shares, including the common stock. After the full payment of the liquidation preference to the holders of Series A Shares, they are not entitled to any further participation in any distribution of the Company's assets. At the option of any holder of Series A Shares, a consolidation or merger of the Company with another corporation in which the Company is not the surviving entity, or a sale or transfer of all or part of the Company's assets for cash, securities or other property will be considered a liquidation, dissolution or winding up of the Company.

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

RECENT SALES OF UNREGISTERED SECURITIES

We did not sell any unregistered securities during the year ended December 31, 2007.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information about the Company's common stock that may be issued upon the exercise of stock options under all of our equity compensation plans in effect as of December 31, 2007.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plan approved by security holders	—	—	—

Equity compensation plan not approved by security holders	1,500,000 (1)	$1.25	0

(1) Reflects options granted to our two executive officers in August 2004 to purchase shares of our common stock.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

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

Together with our two wholly-owned subsidiaries, we own and operate two retail power sports superstores. Our core brands include Suzuki, Yamaha, Honda, Ducati, Kawasaki, and Polaris. Our superstores operate under the names “Andrews Cycles” and “Chicago Cycles.” Andrews Cycles is located in Salem, Ohio, has approximately 50 employees and operates from an approximately 75,000 square foot facility. Chicago Cycles is located in the Chicago metropolitan area, has approximately 68 employees and operates from an approximately 95,000 square foot facility in Skokie, Illinois, pursuant to a ten-year lease we entered into in October 2004.

Overview of Economic Trends.

Effects of Increasing Interest Rates

After a two-year period of measured increases in the federal discount rate, beginning in the third quarter of 2006 and continuing through the first quarter of 2008, the Federal Reserve reduced the primary discount rate to 4.75% through the middle of December 2007, and has recently reduced the federal discount rate to 2.50%.  Since many of our customers depend on bank financing to purchase our motorcycles and other power sports equipment, changes in interest rates normally have a direct effect on our sales. Our revenue from sales of power sports products during the year ended December 31, 2007 was approximately 2.0% less than for the year ended December 31, 2006. During 2007, $30.0 million of the approximately $95.7 million of our power sports sales (31.5%) were financed. Our sales in 2007 appear to have been materially adversely affected by rising consumer loan interest rates prior to June 2006. It also appears that the reductions in the interest rate have significantly reduced and possibly even eliminated the downward trend in sales. To the extent that the recent reduction in the federal discount rate results in corresponding reductions in consumer loan interest rates, we believe that this could result in an increase in sales of our motorcycles and other power sports products, since it will cost consumers less to finance their purchases. In the event that the Federal Reserve becomes more concerned about inflation in the next six to twelve months, this could result in a change in policy and a decision to commence measured increases in the federal discount rate next year. The uncertainties created in the consumer financing market as a result of corresponding additional increases in interest rates, could reasonably be expected to have a negative impact on the sale of motorcycles due to the increased financing costs to our customers.

Effects of U.S. Credit Markets

During 2007, the U.S. credit markets have been dealing with the effects of numerous defaults by homeowners on “sub-prime” mortgage loans. By December 2007 these defaults had also begun to increase with respect to mortgages considered to be of less credit risk than “sub-prime” mortgages. It is expected that mortgage default rates will continue to increase throughout 2008. These defaults have not only had a materially adverse impact on the spending power of the borrowers of such defaulted mortgage loans, but have also reduced the value of investment portfolios containing securities affected by such mortgages. Furthermore, the mortgage defaults have lead to a credit crunch throughout the entire lending industry, significantly reducing purchasers’ discretionary spending power. Since motorcycle purchases, in the U.S. and, to a greater extent, purchases of ATV's, are normally purchases for entertainment and sport, and not necessarily for transportation, any significant reduction in discretionary spending power could have an adverse effect on sales of our motorcycles and other power sports products.

Effects of Increasing Fuel Costs

Fuel prices rose during 2007 and we believe that it is reasonable to assume that prices will continue their upward trend during the next six to twelve months, which will likely result in many consumers considering the use of motorcycles and scooters as alternative forms of transportation to automobiles, since motorcycles and scooters provide significantly better gas mileage than automobiles resulting in substantially lower fuel costs. While this may have a positive effect on our sales, the effect of fuel prices is not enough to counter the overall economic factors that have resulted in a reduction in motorcycle sales throughout the industry.

Reduction in Production by Manufacturers

We believe that certain manufacturers of the motorcycles we sell have recently begun to reduce the number of units they manufacture, in order to avoid larger inventory levels at the end of the selling seasons, resulting in less product being available for 2008. Because of our position in the market, we believe that we are generally able to receive a larger allocation of motorcycles than many other dealers. Since obtaining larger allocations normally results in potentially higher sales margins and the ability to minimize discounts, the result could lead to a material increase in our profits, provided that there are a sufficient number of customers willing to pay higher prices for these more limited produced models.

Overall Impact on our Future Earnings

Notwithstanding our downturn in sales during 2007, we intend to continue to evaluate and analyze our business decisions through effective inventory engagement, as described in greater detail under the heading Inventory Management, included elsewhere in this MD&A. Assuming that gas prices continue their recent increases, we foresee promising opportunities to increase our sales of motorcycles and scooters as consumers again face substantial increases in gas prices, and give greater consideration to the purchase of motorcycles and scooters which provide significantly greater gas mileage than automobiles.  Additionally, as described in the preceding paragraphs, changes in interest rates and the health of the U.S. economy, particularly the availability of credit and the discretionary spending power of potential customers, all will have an impact on our future earnings. Furthermore, in the event that we are able to successfully integrate additional dealerships and/or new brands into our existing business, we believe that this could result in greater sales margins and an even greater increase in earnings. These greater sales margins would be created by the consolidation of expenses through the implementation of our superstore business plan, resulting in greater earnings per unit sold. While it is management's intent to pursue the goals described herein, we cannot assure you that these goals will be achieved at any level.

Loan Transactions.

On April 30, 2004, we paid $1,675,000 of the purchase price for Chicago Cycles by issuing to Kings Motorsports a 6% $1,675,000 aggregate principal amount note (the "Note"). We repaid all outstanding principal and interest on the Note remaining due and payable, on October 13, 2005.

To fund the amount payable at closing for Chicago Cycles, we borrowed $1,250,000 from The Fifth Third Bancorp Bank (the “Bank”), pursuant to a term loan. This loan, which initially matured on May 31, 2004, was refinanced with the Bank through a term loan amortized over a 72 month period, and was payable in full on May 31, 2007, bearing interest at prime plus one percent (8.25% as of December 31, 2007). This loan was renewed on October 25, 2007 under the same terms and conditions with a maturity date of August 31, 2010. Our payment obligations under this term loan also are personally guaranteed by Russell Haehn and Gregory Haehn. This loan is also secured by a first priority lien on all of our assets (including, without limitation, the Chicago Cycles assets). As of December 31, 2007, the outstanding amount of this term loan, including accrued interest thereon, was $607,680.

On April 20, 2004, pursuant to a $500,000 aggregate principal amount promissory note bearing interest at the rate of fourteen (14%) percent per annum (the “Bridge Note”), we received, from a third party (the “Bridge Lender”), an aggregate principal amount bridge loan (the “Bridge Loan”). All outstanding principal on the Bridge Note was due on October 15, 2004. To secure the repayment of principal and interest on the Bridge Note, each of Russell Haehn and Gregory Haehn (i) pledged to the Bridge Lender 150,000 shares (300,000 shares in the aggregate) of common stock owned by each of them, and (ii) guaranteed all of our payment obligations to the Bridge Lender . As partial consideration for the Bridge Loan, we issued to the Bridge Lender a five-year warrant to purchase 100,000 shares of common stock, at an exercise price of $2.25 per share. We also granted the Bridge Lender certain piggyback registration rights with respect to the shares of common stock underlying the warrant. We used the $500,000 Bridge Loan proceeds for working and operating capital. On October 15, 2004, we repaid $250,000 of the principal amount outstanding under the Bridge Loan. Pursuant to a letter agreement entered into with the Bridge Lender on October 6, 2004, payment of the remaining $250,000 of principal and all accrued interest thereon was extended until January 15, 2005. We paid the Bridge Lender $2,500 in consideration for the extension. In September 2005, the Bridge Lender assigned its rights to $50,000 of the $250,000 principal amount then outstanding to an affiliate of the Bridge Lender , who in turn converted it into Series A Shares and Series A Warrants in our September 2005 Private Placement. On September 20, 2005, we used net proceeds from our September 2005 Private Placement, in the amount of $203,383 to repay the remaining outstanding principal amount of the Bridge Loan and all accrued and unpaid interest thereon.

On December 20, 2005, the Bridge Lender provided us with a new bridge loan in the principal amount of $250,000 (the "2005 Bridge Loan"). In connection with the 2005 Bridge Loan we issued to the Bridge Lender a $250,000 principal amount promissory note providing for interest at the rate of fifteen percent (15%) per annum (the "2005 Bridge Note"). Interest on the 2005 Bridge Note is payable monthly, and all outstanding principal and accrued but unpaid interest was due and payable on March 20, 2006. In March 2006 we repaid $25,000 of the outstanding principal amount and at March 31, 2006, the outstanding principal amount was $225,000. We obtained a ninety (90) day extension for the payment of the remaining $225,000. In consideration for this extension we paid the Bridge Lender $2,500. On June 29, 2006 we repaid an additional $25,000 of the outstanding principal amount and at September 20, 2006, the outstanding principal amount was $200,000. On September 20, 2006, we obtained another sixty (60) day extension for the payment of the remaining $200,000 due on November 20, 2006. We did not pay any additional consideration to the third party for such extension. Payment of the 2005 Bridge Note was further extended to June 15, 2007 in consideration for our payment of $2,250 to the Bridge Lender for both this extension and the extension for repayment of the 2006 Bridge Note discussed below. We have continued to make all interest payments on the 2005 Bridge Loan, when due and payable, and intend to make such interest payments on a timely basis during any further extension thereof.

On October 27, 2006, Russell Haehn, the Company's Chairman and Chief Executive Officer provided a working capital loan to the Company in the amount of $350,000. This loan is evidenced by a promissory note (the “Note”) in the principal amount of $350,000 payable on demand any time after October 26, 2007. The Note bears interest at a rate of 6% per annum and the outstanding principal amount and all accrued interest are payable upon demand or sooner if prepaid by the Company. The balance as of December 31, 2007 is $119,551.

On December 4, 2006, the Bridge Lender provided us with an additional bridge loan in the principal amount of $250,000 (the “2006 Bridge Loan”). In connection with the 2006 Bridge Loan we issued to the Bridge Lender a $250,000 principal amount promissory note providing for interest at the rate of fifteen and one-half percent (15.5%) per annum (the "2006 Bridge Note"). Interest on the 2006 Bridge Note is payable monthly, and all outstanding principal and accrued but unpaid interest was due and payable on March 4, 2007. Payment of the 2006 Bridge Note was extended to June 15, 2007 in consideration for our payment of $2,250 to the Bridge Lender for both this extension and the extension for repayment of the 2005 Bridge Note discussed above. We have continued to make all interest payments on the 2006 Bridge Loan, when due and payable, and intend to make such interest payments on a timely basis during any further extension thereof. In consideration of a 1% fee on the principal sum, on December 1, 2007, we executed a note to for $320,000, which includes the balance of $70,000 from the Bridge Loan and the balance of $250,000 from the 2005 Bridge Loan (the “2007 Note”). The 2007 Note bears interest at a rate of 15.5% per annum with a maturity date of August 31, 2008. Subsequent to year end, on March 27, 2008, $25,000 of the principal amount was paid, leaving a principal balance of $295,000.

We also have obtained a revolving line of credit with the Bank, in the maximum amount of $250,000. This line of credit bears interest at the rate of prime plus one percent (8.25% as of December 31, 2007), and has no stipulated repayment terms. As of December 31, 2007, the amount of principal and interest outstanding on this credit line was $249,863. This line of credit is secured by a lien on substantially all of our assets.

Financing Activities.

In September 2005, the Company sold to accredited investors, in a private placement offering (the “September 2005 Private Placement”), 2,870 Series A Shares and warrants to purchase up to of 5,740,000 shares of common stock (the “Series A Warrants”), resulting in the receipt by the Company of $2,870,000 of gross proceeds including the repayment of $50,000 of indebtedness outstanding under the Bridge Loan from HSK Funding, Inc., by the conversion of that amount into Series A Shares and Series A Warrants. These securities are convertible into shares of common stock. After deduction of all offering expenses for the September 2005 Private Placement, including the placement agent's commissions and nonaccountable expense allowance, the Company received net proceeds of $2,485,163. The Company used these net proceeds for debt repayment, legal fees, and general working capital purposes. During 2006, 420 Series A Shares were converted into 938,500 shares of our common stock. As of December 31, 2007, no additional Series A Shares were converted into shares of common stock. We issued 660,904 and 408,247 shares of common stock, an aggregate of 1,069,151 shares of common stock, to the holders of our Series A Shares, in lieu of cash dividends for the years ended December 31, 2007 and December 31, 2006, respectively. In March 2008, we issued an additional 495,665 shares of common stock in lieu of cash dividends to the holders of our Series A Shares.

Anticipated Funding of Operations.

The amount required to fund the growth our ongoing operations, as well as the means by which we obtain this funding, will be wholly dependent on the magnitude and timeframes we set for any growth in our business. Based on our current expected growth in the next 12 to 24 months, we expect to fund our ongoing operations as follows:

Cash Flow from Operations

During the past eighteen months we have increased our cash flow from operations through a consistent plan of reducing operating costs and increasing profit margins on our sales. We intend to continue this policy throughout 2008. We believe that by keeping our operating costs at the reduced levels we have achieved in 2007, and continuing to increase our profit margins, we will continue to generate sufficient cash flow from operations to fund our business for at least the next twelve months. To the extent that we experience a significantly weaker sales climate during the remainder of 2008, our ability to continue to generate such cash flow could be impaired, notwithstanding our reduced operating costs and increased profit margins.

Bank Financing

We currently have a revolving credit line with Fifth Third Bancorp in a total available amount of $250,000 of which $249,863 was funded at December 31, 2007.

Equity Financing

Although it is not our intention to raise additional funds through the sale of our equity securities to directly fund our working capital needs, to the extent that sales of our power sports products continue at the levels experienced in 2007 and/or the growth of our business involves either the acquisition of other power sports dealers or the acquisition of significant assets out of the ordinary course of our business, such as acquiring inventory of a new brand of motorcycles, we will most likely be required to raise additional funds through the sale of common stock or preferred stock to consummate any of these acquisitions. It could be difficult for us to raise funds in amounts and on terms sufficient to fund any of these proposed acquisitions.

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

Results of Operations.

Year ended December 31, 2007 Compared to Year ended December 31, 2006:

	2007	2006	Increase (Decrease)	% Change
Total Revenues	$98,696,692	$100,751,786	(2,055,094)	(2.0%	)
Cost of Sales	$84,109,662	$86,340,024	(2,230,362)	(2.6%	)
Operating Expenses	$12,190,626	$13,294,060	$(1,103,434)	(8.3%	)
Income from Operations	$2,396,404	$1,117,702	$1,278,702	114.4%
Other Income and (Expense)	$(1,098,960)	$(1,371,000)	$(272,040)	(19.8%	)
Income (Loss) before Provision (Benefit) for Income Taxes	$1,297,444	$(253,298)	$1,550,742	NM	[1]
Net Income (Loss) before Preferred Dividends	$766,444	$(181,198)	$947,642	NM	[1]

1 - Not Meaningful

Total Revenues:

Total revenues for the year ended December 31, 2007 were $98,696,692 representing a decrease of $2,055,094 (-2.0%) from the $100,751,786 reported for the year ended December 31, 2006. This decrease in revenues was, we believe, primarily attributable to a substantial reduction in the purchase of motorcycles experienced by most dealers. Sales at our Salem facilities were most affected, representing substantially all of our decrease in revenues between the applicable periods. While it is difficult to determine, with certainty, the reasons for the significant decrease in the sales of motorcycles and other power sports vehicles during 2007, we believe that this reduction in revenues between the two periods is primarily attributable to overall economic factors which have resulted in a reduction in motorcycle sales throughout the industry. We have experienced mixed results so far in 2008, with our Salem store showing a significant weakness in sales, while sales in Chicago are flat.

Cost of Sales:

Cost of sales for the year ended December 31, 2007 decreased by $2,230,362 (-2.6%) to $84,109,662 during the year ended December 31, 2007, as compared to $86,340,024 for the same period in 2006. This decrease in cost of sales was primarily attributable to a corresponding decrease in sales during 2007 compared with 2006.

Operating Expenses:

Operating expenses for the year ended December 31, 2007 were $12,190,626, a decrease of $1,103,434 (-8.3%) over $13,294,060 for same period in 2006. The aggregate decrease in such costs was principally related to an approximate decrease in marketing costs in the amount of $896,121 and an approximate decrease in insurance costs in the amount of $184,677, which was partially offset by an approximate increase in rental costs in the amount of $238,239 during the year ended December 31, 2007 compared to the same period in 2006.

Income from Operations:

We had income from operations before other income and (expenses) for the year ended December 31, 2007 of $2,396,404 compared to income from operations of $1,117,702 for the same period in 2006, which reflects an increase of $1,278,702 (114.4%). This increase in income from operations during the year ended December 31, 2007 as compared to the same period in 2006, is a result of an increase in gross margins to 14.7% for the year ended December 31, 2007 from 14.3% for the same period in 2006, coupled with a significant reduction in total operating expenses to $12,190,696 for the year ended December 31, 2007 from $13,294,060 for the same period in 2006, a decrease of $1,103,434. Depreciation and amortization increased slightly, and was approximately $441,481 for the year ended December 31, 2007, as compared to $432,338 for the same period in 2006.

Other Income and (Expense):

Other expenses for the year ended December 31, 2007 decreased $272,040 (19.8%) to $1,098,960 from $1,371,000 for the same period in 2006. This decrease in other expenses was primarily attributable to a decrease in net interest expense to $1,272,885 in 2007 from $1,413,383 in 2006, slightly offset by a loss on the sale of a vehicle of $19,539. Other income increased approximately $172,581 as a result of rebate income and other immaterial miscellaneous income.

Income (Loss) before Provision (Benefit) for Taxes:

We had income before provision for taxes, for the year ended December 31, 2007 of $1,297,444 as compared with a loss before benefit for taxes of $253,298 for the same period in 2006. This increase in income before provisions for taxes is primarily attributable to a decrease in net interest expense of approximately $131,000 as a result of reduced interest rates, an increase in income from operations of $1,278,70, and an increase in other income of approximately $173,000.

Net Income (Loss) before Preferred Dividends:

We had a net income before preferred dividends of $766,444 for the year ended December 31, 2007, as compared to a net loss of $181,198 for the same period in 2006. This increase in net income to a net income for the year ended December 31, 2007 from a net loss for the same period in 2006 is primarily attributable to the same factors described with respect to income before provision for taxes.

Liquidity and Capital Resources.

Our primary source of liquidity has been cash generated by operations and borrowings under various credit facilities. As of  December 31, 2007, we had $919,784 in cash and cash equivalents, compared to $156,530 as of December 31, 2006. Until required for operations, our policy is to invest excess cash in bank deposits and money market funds. Net working capital as of December 31, 2007 was $1,442,703 compared to ($77,975) as of December 31, 2006.

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

The Company has acquired the loans described under the heading Loan Transactions above. As a result of the September 2005 Private Placement, the Company also raised additional cash from financing activities of approximately $2,485,000 for use in connection with its operations. As a result of weaker sales during 2006, the Company borrowed an additional $250,000 in December 2006 from the Bridge Lender. Additionally, in the future the Company may attempt to raise additional financing through the sale of its debt and/or equity securities for expansion of its business including acquisitions of other dealers and distribution rights for brands.

As of December 31, 2007, we had outstanding indebtedness payable within 12 months in an aggregate amount of approximately $28 million. Of this amount, approximately $25 million is payable to financial institutions in repayment of loans and other credit facilities provided to us and approximately $3 million relates to outstanding trade payables. In the event that we are unable to repay all or any portion of these outstanding amounts from cash from operations, we would be required to (i) seek one or more extensions for the payment of such amounts, (ii) refinance such debt to the extent available, (iii) raise additional equity capital or (iv) consummate any combination of the foregoing transactions.

Inventory Management.

We believe that successful inventory management is the most important factor in determining our profitability. In the power sports business, and particularly as it relates to the sale of motorcycles, there is normally a limited timeframe for the sale of current year models. For example, if we are unable to sell a significant portion of our 2008 models before the 2009 models are released, it could be very difficult for us to sell our remaining inventory of 2008 models. Therefore, our goal is to limit sales of carryover products (i.e. products that remain in inventory after the release of new models) to no more than 10% of our total sales each year. This is accomplished by making all of our purchasing decisions based on sales information for the prior year and then utilizing aggressive sales and marketing techniques during the early part of a model year in order to assure the timely sale of our products.

Management believes from information obtained within the industry that several motorcycle manufacturers will reduce their production in the model year 2008. A reduction in units produced will result in fewer units allocated to most dealerships. However, we believe that because of the number of units sold from our dealerships in 2007 and because allocation of units by dealerships is based upon the number of units a dealership sold during the prior year, we will not be adversely affected by the reduced production in 2008.

With respect to carryover models, while we attempt to limit carryover to 10% of total sales, we are able to benefit from cash incentives provided by manufacturers for most carryover products. These cash incentives minimize our need to reduce prices for carryover models, as our customers are provided with cash reimbursement directly from the manufacturers. Similarly, we are able to use the cash incentives provided on our carryover products to promote new models, as publicized offers of large cash rebates generate consumer interest resulting in greater showroom traffic.

Seasonality.

Our two main products - motorcycles and ATV's are subject to seasonality. Traditionally, the motorcycle season begins in late February or early March and runs until September. In September/October, the sale of ATV's increases while motorcycle sales decrease.

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

Critical Accounting Policy and Estimates.

Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, as promulgated by the PCAOB. The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, fixed assets, inventory, accounts receivable, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Set forth below are the policies that we have identified as critical to our business operations and the understanding of our results of operations or that involve significant estimates. For detailed discussion of other significant accounting policies see Note A, Summary of Significant Accounting Policies, of Notes to Consolidated Financial Statements, contained elsewhere in this Annual Report.

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

Revenue Recognition: Vehicle Sales - The Company records revenue when vehicles are delivered and title has passed to the customer, when vehicle service or repair work is performed and/or when parts are delivered. Sales promotions that are offered to customers are accounted for as a reduction to the sales price at the time of sale. Incentives, rebates and holdbacks offered by manufacturers directly to the Company are recognized at the time of sale if they are vehicle specific, or as earned in accordance with the manufacturer program rules and are recorded as a reduction of cost of merchandise sold.

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

Contractual Obligations.

Not applicable.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are contained in this Annual Report:

• Report of Independent Registered Public Accounting Firm;

• Consolidated Balance Sheets - December 31, 2007 and 2006;

• Consolidated Statements of Income - Years ended December 31, 2007 and 2006;

• Consolidated Statements of Stockholders' Equity - Years ended December 31, 2007 and 2006;

• Consolidated Statements of Cash Flow - Years ended December 31, 2007 and 2006; and

• Notes to Consolidated Financial Statements.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with the rules required by the SEC for information required to be disclosed, in this annual report, the Company’s management evaluated, with the participation of the Company’s President and Chief Executive Officer, the effectiveness and the operation of the Company’s disclosure controls and procedures. Based upon their evaluation of these disclosure controls and procedures, the President and Chief Executive Officer have concluded that the Company’s disclosure controls and procedures were effective for accumulating recording, processing, summarizing and communicating, to the Company’s management, to ensure timely decisions regarding disclosure information needed within the time periods specified in the SEC rules and forms.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing adequate internal control over financial reporting. Internal control over financial reporting is a process to provide reasonable assurances regarding the reliability of our financial reporting for external purposes. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for the preparation of our financial statements; providing reasonable assurances that receipts and expenditures of Company assets are made with management authorization; and providing reasonable assurances that unauthorized acquisition use or disposition of Company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis.

Under the supervision of management, including the two executive officers, an evaluation was conducted to measure the effectiveness of the Company’s internal control over financial reporting. This evaluation was based on the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The evaluation was conducted to assess the effectiveness of the Company’s internal control as it related to the financial reporting as of December 31, 2007. Management believes that the Company’s internal control over financial reporting was effective as of December 31, 2007. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 has not been audited by Bagell, Josephs, Levine & Company LLC, the Company’s independent public accounting firm. Management’s report was not subject to attestation by the Company’s public accounting firm pursuant to temporary rules of the SEC.

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

NAME	AGE	POSITIONS HELD AND TENURE
Russell A. Haehn	60	Chairman, Chief Executive Officer and Director since January 2004
Gregory A. Haehn	62	President, Chief Operating Officer and Director since January 2004

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

Paul Katsiadas is currently employed by our Chicago Cycles subsidiary as General manager and has served in that position since April 2007.  From April 2006 through April 2007 Mr. Katsiadas was sales manager of  Chicago Cycles. During the 12-year period prior to his employment with us, Mr. Katsiadas held several management positions within automobile dealerships.

Governance

The Company has not formally appointed an audit committee, and the entire board of directors (two persons) currently serves the function of an audit committee. The Company has not made a determination as to whether any of its directors would qualify as an audit committee financial expert.

Code of Ethics

A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

•	Honest and ethical conduct, including the ethical handling of actual or perceived conflicts of interest between personal and professional relationships;

•	Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the SEC and in other public communications made by an issuer;

•	Compliance with applicable governmental laws, rules and regulations;

•	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

•	Accountability for adherence to the code.

The Company has adopted the Giant Motorsports, Inc. Corporate Code of Professional Conduct (the “corporate code of ethics”), a code of ethics that applies to our Chief Executive Officer, Chief Operating Officer, directors, and inclusive for all other employees. The corporate code of ethics is publicly available on our website at www.giantcorporate.com. If we make any substantive amendments to the corporate code of ethics or grant any waiver, including any implicit waiver, from a provision of the code to our Chief Executive Officer and Chief Operating Officer, we will disclose the nature of such amendment or waiver on that website or in a current report on Form 8-K.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, generally requires our directors and executive officers and persons who own more than 10% of a registered class of our equity securities (“10% owners”) to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Directors and executive officers and 10% owners are required by SEC regulation to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on review of copies of the reports furnished to us and verbal representations that no other reports were required to be filed during the fiscal year ended December 31, 2007, all Section 16(a) filing requirements applicable to our directors, executive officers and 10% owners were met.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the annual and long-term compensation paid for the fiscal years ended December 31, 2007 and 2006 to our Chairman and Chief Executive Officer; and President and Chief Operating Officer (collectively, the “Named Executive Officers”). No other officer received compensation in excess of $100,000 in any of those years.

Name and Positions	Fiscal Year	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Russell A. Haehn,	2007	$106,000	-0-	-0-	220,715(1)	$326,715
Chairman and	2006	101,500	-0-	-0-	175,335(1)	276,835
Chief Executive Officer

Gregory A. Haehn,	2007	$71,700	-0-	-0-	$21,200(2)	$92,900
President and	2006	71,600	-0-	-0-	34,430(2)	106,030
Chief Operating Officer

(1)
Other compensation payable to Russell Haehn includes amounts payable to Mr. Haehn directly from manufacturers of certain of the products we sell, as an incentive to sell these  products. The total amounts paid to Mr. Haehn during the years set forth in the above table were $208,715 in 2007 and $163,335 in 2006. Mr. Haehn also received an automobile allowance of $12,000 per year in each of those years.

(2)
Other compensation payable to Gregory Haehn reflects an automobile allowance of $12,000 in each of 2007 and 2006 and an aggregate of $9,200 paid to Mr. Haehn in 2007 and $22,430 in 2006 directly from manufacturers of certain of the products we sell, as an incentive to sell these products.

Outstanding Equity Awards at Fiscal-Year End

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of April 14, 2008, we had a total of 12,948,316 shares of common stock issued and outstanding.

The following table sets forth information, as of April 14, 2008, with respect to the beneficial ownership of our common stock by: (i) all directors; (ii) the Named Executive Officers; (iii) all current executive officers and directors as a group; and (iv) each shareholder known by us to be the beneficial owner of more than 5% of our common stock.

Name	Number of Shares Owned Beneficially (1)	Approximate Percent of Class Owned (1)(2)(3)
Russell A. Haehn (4)(6)	5,785,000	41.5%
Gregory A. Haehn (5)(6)	3,235,000	24.1%

All Executive Officers and Directors, as a Group (two persons)	9,020,000	62.4%

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

(2)
The percentages shown are calculated based upon 12,948,316 shares of common stock outstanding on April 14, 2008. The numbers and percentages shown include the shares of common stock actually owned as of April 14, 2008 and the shares of common stock that the person or group had the right to acquire within 60 days of April 14, 2008. In calculating the percentage of ownership, all shares of common stock that the identified person or group had the right to acquire within 60 days of April 14, 2008 upon the exercise of options and warrants are deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by such person or group, but are not deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by any other person.

(3)
Notwithstanding each person or group's beneficial ownership of the Company's common stock, since the Series A Shares are entitled to vote together with the common stock on all matters submitted to shareholders for their approval, each person's or groups percentage voting interest (assuming exercise of all options) is: Russell A. Haehn - 30.7%; Gregory A. Haehn - 17.6%; and all executive officers and directors as a group - 46.6%.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We lease our 75,000 square foot facility in Salem, Ohio from an affiliated entity controlled by Russell A. Haehn, our Chairman, Chief Executive Officer and a controlling shareholder. Pursuant to the terms of a lease, effective January 1, 2007, we lease this facility under a 5-year lease, with an additional 5-year term available, at a rental rate of $24,000 per month. We believe that the terms of this arrangement are no less favorable to us than those that would be available for a similar facility leased from a third party in a bona fide arms length transaction.

We made loans in September and November of 2004, in an aggregate amount of approximately $66,000, to Marck's Real Estate, Inc, a corporation owned by Russell A. Haehn and the owner of our Salem, Ohio facilities. These loans were used by Marck's Real Estate to pay construction costs relating to the expansion of our Ohio facilities. We made additional loans to Marck's Real Estate in 2005, and at December 31, 2005 the aggregate outstanding amount of such loans was approximately $261,667. All loans to Russell Haehn and Marck's Real Estate were repaid as of March 31, 2006.

On October 27, 2006, Russell Haehn, our Chairman and Chief Executive Officer provided a working capital loan to us in the amount of $350,000. This loan is evidenced by a promissory note (the “Note”) in the principal amount of $350,000 payable on demand any time after October 26, 2007. The Note bears interest at a rate of 6% per annum, and the outstanding principal amount and all accrued interest are payable upon demand or sooner if prepaid by us.  The outstanding principal balance of their loan as of December 31, 2007 was $119,551.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our principal outside auditor is Bagell, Josephs, Levine & Company, LLC (“Bagell”). Set forth below are the fees and expenses for Bagell for each of the last two years for the following services provided to us:

	2007	2006
Annual Audit Fees	$60,000	$60,000

Audit-Related Fees	$55,000(1)	$36,000(1)

Tax Fees	$—	$—

Other Fees	$—	$—

Total Fees	$115,000	$96,000

(1)	Fees paid for quarterly review of financial statements.

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

Exhibit Number and Document Description

2.1	Stock Purchase and Reorganization Agreement dated as of December 30, 2003 (1).

2.2	Repurchase Agreement dated December 30, 2003 (1).

2.3	Stock Purchase Agreement dated as of December 30, 2003 (1).

2.4	Share Purchase Agreement dated as of December 30, 2003 (1).

2.5	Asset Purchase Agreement dated April 2004 (Exhibit 2.1) (2).

3.1	Restated Articles of Incorporation of Giant Motorsports, Inc. (3).

3.2	Bylaws of Giant Motorsports, Inc. (4).

4.1	Form of Warrant for 1,000,000 shares of common stock dated January 20, 2004 (1).

4.2	Form of Warrant for 100,000 shares of common stock dated April 19, 2004 (5).

4.3	Stock Option Agreement with Russell A. Haehn (1,000,000 shares) (Exhibit 4.2) (6).

4.4	Stock Option Agreement with Gregory A. Haehn (500,000 shares) (Exhibit 4.3) (6).

4.5	Certificate of Designation of Series A Convertible Preferred Stock (Exhibit 99.1) (7).

4.6	Form of Investor Warrant (September 2005 Private Placement) (Exhibit 99.2) (7).

4.7	Form of Purchase Option (September 2005 Private Placement) (Exhibit 99.3) (7).

4.8	Registration Rights Agreement (September 2005 Private Placement (Exhibit 99.4) (7).

4.9	Specimen stock certificate for shares of common stock (8).

4.10	Specimen stock certificate for Series A Shares (8).

4.11	Specimen Warrant Certificate (9).

4.12	Form of Warrant Agreement between Olde Monmouth Stock Transfer Co., Inc. and the Company (9).

10.1	Agency Agreement between Giant Motorsports, Inc. and HCPF/Brenner Securities LLC dated September 9, 2005 (7).

10.2	Lease dated October 1, 2006, effective January 1, 2007, between Russell A. Haehn d/b/a Marck's Real Estate and W.W. Cycles, Inc. (10).

20.1	Secured Promissory Note dated April 2004 in the principal amount of $1,675,000 (2).

20.2	Commercial Security Agreement dated April 2004 (2).

20.3	Management Agreement between King's Motorsports Inc. d/b/a Chicago Cycle and Giant Motorsports, Inc. dated April 2004 (2).

21	Subsidiaries (10).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-4(a)) (10).

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)) (10).

32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)) (10).

32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)) (10).

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

(10) Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GIANT MOTORSPORTS, INC.

By:	/s/ Russell A. Haehn
Russell A. Haehn Chairman and Chief Executive Officer April 14, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 14, 2008	/s/ Russell A. Haehn
Russell A. Haehn Chairman and Chief Executive Officer (principal executive officer)

/s/ Gregory A. Haehn
April 14, 2008	Gregory A. Haehn President and Chief Operating Officer (principal financial and accounting officer)

GIANT MOTORSPORTS, INC.

FINANCIAL STATEMENTS

DECEMBER 31, 2007 and 2006

- - - o o 0 o o - - -

- - - o o 0 o o - - -

BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
Certified Public Accountants
406 Lippincott Drive, Suite J
Marlton, New Jersey 08053
(856) 346-2828 Fax (856) 396-0022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Giant Motorsports, Inc.
Salem, Ohio

We have audited the accompanying consolidated balance sheets of Giant Motorsports, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income(loss), stockholders' equity, and cash flows each of the years in the two-year period ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Giant Motorsports, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows each of the years in the two-year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/ BAGELL, JOSPEHS, LEVINE & COMPANY, LLC
BAGELL, JOSEPHS, LEVINE & COMPANY, LLC
Marlton, New Jersey April 2, 2007

GIANT MOTORSPORTS, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31,

	2007	2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$919,784	$156,530
Accounts receivable, net	3,421,107	3,803,718
Inventories	25,626,033	21,267,135
Deferred tax assets	22,000	113,900
Prepaid expenses	28,069	10,131
TOTAL CURRENT ASSETS	30,016,993	25,351,414

FIXED ASSETS, NET	1,666,828	2,004,274

OTHER ASSETS
Intangibles, net	1,688,950	1,688,950
Deposits	45,600	41,000
TOTAL OTHER ASSETS	1,734,550	1,729,950
	$33,418,371	$29,085,638

The accompanying notes are an integral part of these consolidated financial statements.

GIANT MOTORSPORTS, INC.
CONSOLIDATED BALANCE SHEETS (CONTINUED)
DECEMBER 31,

	2007	2006
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$796,510	$1,513,665
Notes payable, floor plans	24,748,401	20,885,887
Note payable, officer	119,551	352,500
Accounts payable, trade	1,055,932	1,987,152
Accrued expenses	583,102	493,939
Accrued income taxes	436,200	-
Customer deposits	834,594	196,246
TOTAL CURRENT LIABILITIES	28,574,290	25,429,389

DEFERRED TAX LIABILITIES	13,500	20,600

LONG-TERM DEBT, Net of current portion	428,488	-
TOTAL LIABILITIES	29,016,278	25,449,989

COMMITMENTS

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value, authorized 5,000,000 shares 5,000 shares designated Series A Convertible, $1,000 stated value 2,450 shares issued and outstanding at December 31, 2007 and 2006	2,450,000	2,450,000
Common stock, $.001 par value, authorized 75,000,000 shares 12,452,651 and 11,791,747 shares issued and outstanding at December 31, 2007 and 2006, respectively	12,453	11,792
Additional paid-in capital	2,053,218	1,868,592
Additional paid-in capital - Options	93,426	93,426
Additional paid-in capital - Warrants	1,724,800	1,724,800
Additional paid-in capital - Beneficial conversions	1,303,400	1,303,400
Issuance cost on preferred series A convertible	(786,762)	(786,762)
Retained earnings (deficit)	(2,448,442)	(3,029,599)
TOTAL STOCKHOLDERS' EQUITY	4,402,093	3,635,649
	$33,418,371	$29,085,638

The accompanying notes are an integral part of these consolidated financial statements.

GIANT MOTORSPORTS, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31,

	2007	2006
REVENUES
Sales	$95,699,650	$97,637,103
Finance, insurance and extended service revenues	2,997,042	3,114,683
TOTAL REVENUES	98,696,692	100,751,786

COST OF SALES	84,109,662	86,340,024
GROSS PROFIT	14,587,030	14,411,762

OPERATING EXPENSES
Selling expenses	7,973,104	8,313,676
General and administrative expenses	4,217,522	4,980,384
	12,190,626	13,294,060
INCOME FROM OPERATIONS	2,396,404	1,117,702

OTHER INCOME AND (EXPENSE)
Other income, net	193,464	20,883
Interest expense, net	(1,272,885)	(1,413,383)
Gain (loss) on sale of assets	(19,539)	21,500
	(1,098,960)	(1,371,000)

INCOME (LOSS) BEFORE PROVISION (BENEFITS) FOR TAXES	1,297,444	(253,298)

PROVISION (BENEFIT) FOR TAXES	531,000	(72,100)
INCOME (LOSS) BEFORE PREFERRED DIVIDENDS	766,444	(181,198)

PREFERRED DIVIDENDS	(185,287)	(273,526)

NET INCOME (LOSS) ATTRIBUTABLE TO
COMMON SHAREHOLDERS	$581,157	$(454,724)

BASIC INCOME (LOSS) PER SHARE	0.05	$(0.04)

DILUTED INCOME (LOSS) PER SHARE	$0.02	$(0.04)

WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC	12,225,073	11,090,020
DILUTED	28,904,647	11,090,020

The accompanying notes are an integral part of these consolidated financial statements.

GIANT MOTORSPORTS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007 and 2006

	Preferred Stock		Common Stock		Paid-in	Paid-in capital -	Paid-in capital -	Paid-in capital - Beneficial	Issuance costs preferred	Retained earnings
	Shares	Amount	Shares	Amount	capital	Options	Warrants	conversion	series A	(Deficit)	Total

Balance, December 31, 2005	2,870	2,870,000	10,445,000	10,445	641,277	109,442	2,020,480	1,526,840	(786,762)	(2,574,875)	3,816,847

Conversion of Series A preferred stock	(420)	(420,000)	938,500	939	954,197	(16,016)	(295,680)	(223,440)	-	-	-

Common shares dividends issued	-	-	408,247	408	273,118	-	-	-	-	(273,526)	-

Net loss for the year ended December 31, 2006	-	-	-	-	-	-	-	-	-	(181,198)	(181,198)

Balance, December 31, 2006	2,450	2,450,000	11,791,747	11,792	1,868,592	93,426	1,724,800	1,303,400	(786,762)	(3,029,599)	3,635,649

Common shares dividends issued	-	-	660,904	661	184,626	-	-	-	-	(185,287)	-

Net income for the year ended December 31, 2007	-	-	-	-	-	-	-	-	-	766,444	766,444

Balance, December 31, 2007	2,450	$2,450,000	12,452,651	$12,453	$2,053,218	$93,426	$1,724,800	$1,303,400	$(786,762)	$(2,448,442)	$4,402,093

The accompanying notes are an integral part of these consolidated financial statements.

GIANT MOTORSPORTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$766,444	$(181,198)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation	441,481	432,558
Provision for doubtful accounts	35,373	48,977
Deferred federal income taxes (credit)	84,800	(145,400)
(Gain) on sale of fixed assets	(184)	(21,500)
Loss on disposal of fixed assets	19,723	-
Decrease in accounts receivable, net	347,238	992,938
Increase in accounts receivable, employees	-	4,775
(Increase) in inventories	(4,358,898)	(4,492,066)
Decrease in income taxes receivable	-	119,500
(Increase) decrease in prepaid expenses	(17,938)	64,124
Increase in customer deposits	638,348	109,195
Increase in floor plan liability	3,862,514	3,726,168
(Decrease) in accounts payable trade	(931,220)	(383,217)
Increase (decrease) in accrued expenses	525,363	(160,478)
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,413,044	114,376

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(73,482)	(542,865)
Proceeds from sale of fixed assets	7,000	21,500
Decrease in accounts receivable affiliates	-	261,667
(Increase) in deposits	(4,600)	-
NET CASH (USED IN) INVESTING ACTIVITIES	(71,082)	(259,698)

CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings on note	-	200,000
Payments on long-term debt	(345,759)	(284,814)
Payments received from officer loan	(232,949)	159,365
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(578,708)	74,551
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	763,254	(70,771)

CASH AND CASH EQUIVALENTS, beginning of Year	156,530	227,301

CASH AND CASH EQUIVALENTS, end of Year	$919,784	$156,530

The accompanying notes are an integral part of these consolidated financial statements.

GIANT MOTORSPORTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE YEARS ENDED DECEMBER 31,

	2007	2006
OTHER SUPPLEMENTARY CASH FLOW INFORMATION

Debt incurred for acquisition of sales agreement	$-	$100,000

Debt incurred for acquisition of vehicles and equipment	$57,092	$-

Interest paid	$1,272,885	$1,445,662

Income taxes paid	$10,000	$-

Preferred stock dividends paid in common stock	$185,287	$273,526

The accompanying notes are an integral part of these consolidated financial statements.

GIANT MOTORSPORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 and 2006

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
DECEMBER 31, 2007 and 2006

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Allowance for Doubtful Accounts:

Accounts are written off when management determines that an account is uncollectible. Recoveries of accounts previously written off are recorded when received. An estimated allowance for doubtful accounts is determined to reduce the Company’s receivables to their carrying value, which approximates fair value. The allowance is estimated based on historical collection experience, specific review of individual customer accounts, and current economic and business conditions. Management has determined that an allowance of $25,000 is sufficient at December 31, 2007 and 2006, respectively.

Revenue Recognition:

Vehicle Sales:

The Company records revenue when vehicles are delivered and title has passed to the customer, when vehicle service or repair work is performed and when/or parts are delivered. Sales promotions that are offered to customers are accounted for as a reduction to the sales price at the time of sale. Incentives, rebates and holdbacks offered by manufacturers directly to the Company are recognized at the time of sale if they are vehicle specific, or as earned in accordance with the manufacturer program rules and are recorded as a reduction of cost of merchandise sold.

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
DECEMBER 31, 2007 and 2006

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

The Company’s policy is to review the amount of credit exposure to any one financial institution and place investments with financial institutions evaluated as being creditworthy. In the ordinary course of business, the Company has bank deposits and overnight repurchase agreements that may exceed federally insured limits. As of December 31, 2007 and 2006, the Company had $821,722 and $301,955, respectively, in excess of the $100,000 insured limit.

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

Depreciation of property and equipment and amortization of leasehold improvements are provided using the straight-line method over the following estimated useful lives:

Fixtures, and equipment	3-7 years
Vehicles	5 years
Leasehold Improvements	10-39 years

GIANT MOTORSPORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2007 and 2006

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Goodwill And Other Intangible Assets:

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement No. 142 “Goodwill and Other Intangible Assets”. This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supercedes APB opinion No. 17, “Intangible Assets”. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in the financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The Company, in its acquisitions, recognized $1,588,950 of goodwill and $100,000 of other intangible assets associated with a licensing sales agreement. The Company performs its annual impairment test for goodwill at year-end. As of December 31, 2007, the Company has determined that no impairment is necessary.

Gross Carrying
Amount
Goodwill	$1,588,950
Licensing Agreement	100,000
TOTAL	$1,688,950

Income Taxes:

Income taxes are calculated using the liability method specified by Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.”

At December 31, 2007 and 2006, income taxes are provided for amounts currently due and deferred amounts arising from temporary differences between income for financial reporting and income tax purposes.

Advertising Costs:

Advertising costs are expensed when incurred. Charges to operations amounted to $1,337,397 and $2,198,800 for the years ended December 31, 2007 and 2006, respectively.

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
DECEMBER 31, 2007 and 2006

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings (Loss) Per Share of Common Stock (Continued):

The following is a reconciliation of the computation for basic and diluted EPS:

	Years Ended December
	2007	2006

Net income (loss) attributed to common shares	$581,157	$(454,724)

Weighted-average common shares outstanding (Basic)	12,225,073	11,090,020

Weighted-average common stock equivalents:
Warrants	16,114,000	0
Options	565,574	0

Weighted-average common shares outstanding (diluted)	28,904,647	11,090,020

The Company uses the intrinsic value method to account for warrants granted to executive officers, directors, key employees and advisors for the purchase of common stock. No compensation expense is recognized on the grant date, since at that date, the warrant price equals or is higher than the market price of the underlying common stock. The Company discloses the pro forma effect of accounting for stock warrants under the fair value method. The Company uses the fair value method to account for warrants granted to advisors for the purchase of common stock. There were 16,679,574 and 6,675,000 common stock equivalents available at December 31, 2007 and 2006, respectively.

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

Recent Accounting Pronouncements:

On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective for small business issuers as of the first interim period that begins after December 15, 2005. Accordingly, the Company implemented the revised standard in the fourth quarter of fiscal year 2005. For the year ended December 31, 2007, FAS 126R did not have any impact on the financial statements.

GIANT MOTORSPORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2007 and 2006

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

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." SFAS No. 154 replaces Accounting Principles Board ("APB") Opinion No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements." SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including the cumulative effect of changing to the new accounting principle in net income in the period of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a material impact on the Company's financial position, results of operations, or cash flows for the year ended December 31, 2007.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140." SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets," and permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 155 did not have a material impact on the Company’s financial position, results of operations, and cash flows for the year ended December 31, 2007.

GIANT MOTORSPORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2007 and 2006

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued):

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140." SFAS No. 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract under a transfer of the servicer's financial assets that meets the requirements for sale accounting, a transfer of the servicer's financial assets to a qualified special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale or trading securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. Additionally, SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, permits an entity to choose either the use of an amortization or fair value method for subsequent measurements, permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights and requires separate presentation of servicing assets and liabilities subsequently measured at fair value and additional disclosures for all separately recognized servicing assets and liabilities. SFAS No. 156 is effective for transactions entered into after the beginning of the first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 156 did not have a material impact on the Company’s financial position, results of operations, and cash flows for the year ended December 31, 2007.

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 establishes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2007. The Company is currently evaluating the impact the adoption of this interpretation will have on its future financial statements.

GIANT MOTORSPORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2007 and 2006

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued):

In September 2006, The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurement" ("SFAS No. 157"). This standard provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. Prior to SFAS No. 157, the methods for measuring fair value were diverse and inconsistent, especially for items that are not actively traded. The standard clarifies that for items that are not actively traded, such as certain kinds of derivatives, fair value should reflect the price in a transaction with a market participant, including an adjustment for risk, not just the company's mark-to-model value. SFAS No. 157 also requires expanded disclosure of the effect on earnings for items measured using unobservable data. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of this statement on its future financial statements.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132R." This standard requires an employer to: (a) recognize in its statement of financial position an asset for a plan's overfunded status or a liability for a plan's underfunded status; (b) measure a plan's assets and its obligations that determine its funded status as of the end of the employer's fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The adoption of FAS 158 is not anticipated to have a material impact on the Company's financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities, including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses shall be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157 “Fair Value Measurements” (“SFAS No. 157”). The Company is currently assessing the impact that SFAS No. 159 will have on its future financial statements.

GIANT MOTORSPORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2007 and 2006

NOTE B - ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consisted of the following:

	2007	2006
A/R-Customers and dealers	$1,771,686	$2,129,416
A/R-Manufacturers	787,201	805,279
A/R-Employees	25,994	4,649
Contracts in transit	861,226	889,374
	3,446,107	3,828,717
Allowance for doubtful accounts	25,000	25,000
	$3,421,107	$3,803,718

NOTE C - INVENTORIES

Inventories consisted of the following:

	2007	2006
Parts and accessories	$2,188,250	$1,974,482
Vehicles	23,437,783	19,292,653
TOTALS	$25,626,033	$21,267,135

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

NOTE D - FIXED ASSETS

Fixed assets consisted of the following:

	2007	2006
Fixtures and equipment	$2,132,504	$2,151,547
Vehicles	619,002	429,195
Leasehold improvements	813,150	572,776
	3,564,656	3,153,518
Less accumulated depreciation	(1,505,658)	(1,149,244)
NET FIXED ASSETS	$1,666,828	$2,004,274

Depreciation expense charged to operations amounted to $441,481 and $432,558 in 2007 and 2006, respectively.

During 2007, the Company sold equipment with a cost of $8,520 and accumulated depreciation of $1,704 for proceeds of $7,000 and accordingly recognized a gain in the amount of $184. The company also scrapped several assets with a cost of $103,086 and accumulated depreciation of $83,363 and accordingly recognized a loss in the amount of $19,723.

GIANT MOTORSPORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2007 and 2006

NOTE E - NOTES PAYABLE - FLOOR PLANS

The Company has floor plan financing agreements for the purchase of its new and used vehicle inventory. The floor plans are collateralized by substantially all corporate assets. The following is a summary of floor plan financing agreements:

	2007	2006
Kawasaki Motors Finance Company floor plan agreement provides for borrowings up to $2,300,000. Interest is payable monthly and fluctuates with prime and varies based on the type of unit financed and the length of time the unit remains on the floor plan (ranging from 8.5% to 9.5% at December 31, 2007 and 11.25% to 12.75% at December 31, 2006). Principal payments are due upon the sale of the specific units financed.	$2,291,608	$2,187,507
GE Commercial Distribution Finance floor plan agreement for Yamaha units provides for borrowings up to $1,900,000. Interest is payable monthly and fluctuates with prime and varies based on the type of unit financed and the length of time the unit remains on the floor plan (ranging from 7.5% at December 31, 2007 and 6% to 11.25% at December 31, 2006). Principal payments are due upon the sale of the specific units financed.	2,595,894	2,715,618
GE Commercial Distribution finance floor plan agreement for Suzuki units provides for borrowings up to $150,000. The manufacturer at its discretion may increase the borrowings. Interest is payable monthly and fluctuates with prime and varies based on the type of unit financed and the length of time the unit remains on the floor plan (ranging from 7.5% to 15% at December 31, 2007 and 8.25% to 9.25% at December 31, 2006). Principal payments are due upon the sale of the specific units financed.	6,448,146	4,719,465
Polaris Acceptance floor plan agreement provides for borrowings up to $600,000. The manufacturer at its discretion may increase the borrowings. The agreement is collateralized by specific units financed. Interest is payable monthly and fluctuates with prime and varies based on the type of unit financed and the length of time the unit remains on the floor plan (ranging from 12% to 16.5% at December 31, 2007 and 13% to 17.25% at December 31, 2006). Principal payments are due the earlier of date of sale or one year after financing.	413,700	289,338

GIANT MOTORSPORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2007 and 2006

NOTE E - NOTES PAYABLE - FLOOR PLANS (CONTINUED)

Fifth Third Bank floor plan agreement provides for borrowings up to $2,500,000. Interest is payable monthly and fluctuates with prime and varies based on the type of unit financed and the length of time the unit remains on the floor plan (7.25% at December 31, 2007 and 8.53% at December 31, 2006, respectively). Principal payments are due upon the sale of the specific units financed.	2,725,631	2,041,303
American Honda Finance floor plan agreement provides for borrowings up to $200,000. The manufacturer at its discretion may increase the borrowings. Interest is payable monthly and fluctuates with prime and varies based on the type of unit financed and the length of time the unit remains on the floor plan. (9.33% at December 31, 2007 and 9.25% at December 31, 2006, respectively). Principal payments are due upon the sale of the specific units financed.	856,782	1,232,277
GE Commercial Distribution Finance floor plan agreement for Ducati units provides for borrowings up to $800,000. Interest is payable monthly and fluctuates with prime and varies based on the type of unit financed and the length of time the unit remains on the floor plan (ranging from 9.5% to 10.50% at December 31, 2007, and 4.8% to 12.25% at December 31, 2006). Principal payments are due upon the sale of the specific units financed.	798,764	356,021
GE Commercial Distribution Finance floor plan agreement for Yamaha units provides for borrowings up to $2,100,000. Interest is payable monthly and fluctuates with prime and varies based on the type of unit financed and the length of time the unit remains on the floor plan (ranging from 7.5% to 10.5% at December 31, 2007 and 8.25% to 11.25% at December 31, 2006). Principal payments are due upon the sale of the specific units financed.	1,210,118	1,824,710
GE Commercial Distribution Finance floor plan agreement for Suzuki units provides for borrowings up to $150,000. The manufacturer at its discretion may increase the borrowings. Interest is payable monthly and fluctuates with prime and varies based on the type of unit financed and the length of time the unit remains on the floor plan (ranging from 7.5% to 8.5% at December 31, 2007 and 3.6% to 9.25% at December 31, 2006). Principal payments are due upon the sale of the specific units financed.	3,545,557	3,400,375

GIANT MOTORSPORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2007 and 2006

NOTE E - NOTES PAYABLE - FLOOR PLANS (CONTINUED)

Fifth Third Bank floor plan agreement provides for borrowing up to $2,500,000. Interest is payable monthly and fluctuates with prime and varies based on the type of unit financed and the length of time the unit remains on the floor plan (7.25% at December 31, 2007 and 8.53% at December 31, 2006). Principal payments are due upon the sale of the specific units financed.	2,062,177	728,883
Kawasaki Motors Finance Company floor plan agreement provides for borrowings up to $1,500,000. Interest is payable monthly and fluctuates with prime and varies based on the type of unit financed and the length of time the unit remains on the floor plan (ranging from 10.5% to 18% at December 31, 2007 and 18% at December 31, 2006). Principal payments are due upon the sale of the specific units financed.	1,494,424	1,358,910
GE Commercial Distribution Finance floor plan agreement for Special Product units provides for borrowings up to $150,000. The manufacturer at its discretion may increase the borrowings. Interest is payable monthly and fluctuates with prime and varies based on the type of unit financed and the length of time the unit remains on the floor plan (10.5% at December 31, 2007). Principal payments are due upon the sale of the specific units financed.	45,015	-0-
GE Commercial Distribution Finance floor plan agreement for CPI units provides for borrowings up to $250,000. Interest is payable monthly and fluctuates with prime and varies based on the type of unit financed and the length of time the unit remains on the floor plan (ranging from 9% to 10.5% at December 31, 2007 and 10.25% at December 31, 2006 ). Principal payments are due upon the sale of the specific units financed.	260,585	31,480
TOTALS	$24,748,401	$20,885,887

NOTE F - LONG-TERM DEBT

The following is a summary of long-term debt:

	2007	2006

A $450,000 note payable with HSK Funding bearing interest at 15% at December 31, 2006.	$-0-	$450,000

GIANT MOTORSPORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2007 and 2006

NOTE F - LONG-TERM DEBT (CONTINUED)

A $330,000 note payable with HSK Funding bearing interest at 15.5% at December 31, 2007.	$320,000	$-0-

Note payable to bank bearing interest at 9.96%, payable in monthly installments of $929, through May 2011, collateralized by vehicle.	32,170	-0-

Note payable to bank bearing interest at 6.95%, payable in monthly installments of $897, through June 2009, collateralized by vehicle.	15,285	-0-

A $250,000 revolving line of credit at a bank bearing interest at a variable rate of prime plus 1% (8.25% and 9.25% at December 31, 2007 and 2006, respectively). The loan is collateralized by substantially all the Company’s assets and the building owned personally by an officer.	249,863	249,863

Note payable to bank bearing interest at prime plus 1% payable in monthly principal installments of $17,360 plus interest, through August 2010. The note is collateralized by substantially all Company’s assets, and shareholder guarantees.	607,680	781,280

Note payable to bank bearing interest at 8.6%, payable in monthly installments of $537, through May 2007, collateralized by vehicle.	-0-	2,522

Note payable to Champion Cycle for the purchase of their Kawasaki license bearing interest at 5%, payable in monthly installments of $10,000 plus interest through June 2007.	-0-	30,000
	1,224,998	1,513,665
Less current maturities	796,510	1,513,665
TOTALS	$428,488	$-0-

Future scheduled maturities of long-term debt are:

YEAR ENDING	AMOUNT
2008	$796,510
2009	222,776
2010	201,181
2011	4,531
2012	-0-
TOTAL	$1,224,998

GIANT MOTORSPORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2007 and 2006

NOTE G - NOTE PAYABLE - OFFICER

Note payable to officer consisted of non-interest bearing advances from an officer of the Company with no stipulated repayment terms. The loan is a demand loan and has been classified as a current liability. The balance at December 31, 2007 and 2006 was $119,551 and $352,500, respectively.

NOTE H - INCOME TAXES

Income taxes (credit) consisted of the following:	2007	2006
Federal:
Current	$492,750	$(92,700)
Deferred	38,250	20,600

TOTALS	$531,000	$(72,100)

Deferred tax assets (liabilities) consisted of the following:

	2007	2006
Deferred tax assets - current and long-term:
Allowance for doubtful accounts and net operating loss carryforward	$22,000	$113,900

Deferred tax liabilities - long-term:
Depreciation	(38,250)	(20,600)
TOTALS	$(16,250)	$(93,300)

NOTE I - RELATED PARTY TRANSACTIONS

The Company leases its Ohio subsidiary retail facility from a shareholder, who has personally guaranteed the debt on the building, under a five-year agreement with two five-year renewal terms. Charges to operations amounted to $288,000 in 2007 and $228,000 in 2006.

NOTE J - EMPLOYEE BENEFIT PLANS

The Company sponsors a Simple Retirement Plan for all eligible employees. The Company matches 100% of employee contributions up to 3% of compensation. Charges to operations amounted to $32,260 and $34,664 in 2007 and 2006, respectively.

GIANT MOTORSPORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2007 and 2006

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

The following is a summary of future minimum lease payments under the operating leases that have initial or remaining non-cancellable terms in excess of one year as of December 31, 2007:

YEAR ENDING	AMOUNT
2008	$1,031,548
2009	1,055,441
2010	1,078,464
2011	1,102,176
2012	1,126,601
$5,394,230

The Company also leased four residential locations in Chicago under month-to-month agreements. The amount charged to rent amounted to $44,400 and $27,675 for the years ended December 31, 2007 and 2006, respectively.

GIANT MOTORSPORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2007 and 2006

NOTE L - PREFERRED STOCK

The Company has 5,000,000 shares of preferred stock authorized, with a par value of $.001 per share. Included in these 5,000,000 shares are 5,000 authorized shares of Series A Convertible Preferred stock, of which 2,450 shares are issued and outstanding at December 31, 2007. On September 16, 2005, the Company issued 2,870 shares of Series A Convertible Preferred stock with a stated value of $1,000 to accredited investors in a private placement offering. Each share of Series A Convertible Preferred Stock is convertible into 2,000 shares of the Company’s common stock. However, the Company was not able to have its Registration Statement declared effective by the original due date and subsequently, each holder of the preferred shares was able to convert their shares at less than the agreed upon factor. This “triggering event” provided a discount on the conversion, and additional shares were provided to those shareholders who did not consent, and consequently, converted their preferred Series A share.

The Company also issued in the private placement (i) warrants allowing the investors to purchase up to 5,740,000 shares of the Company’s common stock, and (ii) an option allowing the placement agent to purchase 287 shares of Series A Convertible Preferred Stock, and warrants to purchase up to 574,000 shares of common stock.

During the year ended December 31, 2006, four (4) independent Series A Preferred shareholders exercised 420 shares of the conversion feature of the stock, and subject to the provisions of the conversion, received 938,500 shares of common stock.

The Company issued 660,904 and 408,247 shares of its common stock as a dividend to all Series A Preferred shareholders for the years ended December 2007 and 2006, respectively, in accordance with the placement offering provisions.

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

NOTE M - COMMON STOCK

The Company has 75,000,000 shares of $.001 par common stock authorized, with 12,452,651 and 11,791,747 issued and outstanding at December 31, 2007 and 2006, respectively.

The Company issued 660,904 and 408,247 shares of its common stock as a dividend to all Series A Preferred shareholders for the years ended December 31, 2007 and 2006, respectively, in accordance with the placement offering provisions.

GIANT MOTORSPORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2007 and 2006

NOTE N - SUBSEQUENT EVENTS

The Company issued 495,665 shares of its common stock as a dividend to all Series A Preferred shareholders on March 4, 2008 in accordance with the placement offering provisions.

In March 2008, the company settled a dispute with the State of Ohio Attorney General for $35,000 regarding freight and assembly charges to sales that were determined to be improperly advertised to their customers. This amount has been charged to operations during 2007. The Company is also liable for reimbursements to customers who have purchased a vehicle from the dealership in the past two years that file a complaint within 30 days of the agreement. Management feels that this reimbursement will be immaterial to the financial statements and has not recorded a liability for this amount at December 31, 2007.