Form 10-Q
period 2008-03-31
GIANT MOTORSPORTS INC
filed 2008-05-15
CIK 1204947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended March 31, 2008

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
Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date. As of May 12, 2008 the registrant had  12,948,316  shares of common stock, $.001 par value, issued and outstanding.

GIANT MOTORSPORTS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
GIANT MOTORSPORTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2008	December 31, 2007
	Unaudited	Audited
CURRENT ASSETS
Cash and cash equivalents	$483,351	$919,784
Accounts receivable, net	3,727,613	3,421,107
Inventories	24,242,500	25,626,033
Deferred tax assets	280,000	22,000
Prepaid expenses	14,078	28,069
TOTAL CURRENT ASSETS	28,747,542	30,016,993

FIXED ASSETS, NET	1,559,015	1,666,828

OTHER ASSETS
Intangibles, net	1,688,950	1,688,950
Deposits	45,600	45,600
TOTAL OTHER ASSETS	1,734,550	1,734,550
TOTAL ASSETS	$32,041,107	$33,418,371

The accompanying notes are an integral part of these condensed consolidated financial statements.

GIANT MOTORSPORTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

LIABILITIES AND STOCKHOLDERS' EQUITY

	March 31, 2008	December 31, 2007
	Unaudited	Audited
CURRENT LIABILITIES
Current portion of long-term debt	$751,896	$796,510
Notes payable, floor plans	23,354,779	24,748,401
Note payable, officer	312,435	119,551
Accounts payable, trade	1,391,528	1,055,932
Accrued expenses	654,956	583,102
Accrued tax provision	426,200	436,200
Customer deposits	881,919	834,594
TOTAL CURRENT LIABILITIES	27,773,713	28,574,290

DEFERRED TAX LIABILITIES	13,500	13,500

LONG-TERM DEBT, NET	391,582	428,488
TOTAL LIABILITIES	28,178,795	29,016,278

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value, authorized 5,000,000 shares
5,000 shares designated Series A Convertible, $1,000 stated
value 2,450 shares issued and outstanding at
March 31, 2008 and December 31, 2007.	2,450,000	2,450,000
Common stock, $.001 par value, authorized 75,000,000 shares
12,948,316 and 12,452,651 shares issued and outstanding at
March 31, 2008 and December 31, 2007, respectively	12,949	12,453
Additional paid-in capital	2,141,942	2,053,218
Additional paid-in capital - Options	93,426	93,426
Additional paid-in capital - Warrants	1,724,800	1,724,800
Additional paid-in capital - Beneficial conversions	1,303,400	1,303,400
Issuance cost on preferred series A shares convertible	(786,762)	(786,762)
Accumulated deficit	(3,077,443)	(2,448,442)
TOTAL STOCKHOLDERS' EQUITY	3,862,312	4,402,093
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$32,041,107	$33,418,371

The accompanying notes are an integral part of these condensed consolidated financial statements.

GIANT MOTORSPORTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31,

	2008	2007
	(Unaudited)	(Unaudited)
REVENUES
Sales	$18,832,426	$20,034,116
Finance, insurance and extended service revenues	454,473	871,788
TOTAL REVENUES	19,286,899	20,905,904

COST OF SALES	16,904,499	18,428,636
GROSS PROFIT	2,382,400	2,477,268

OPERATING EXPENSES
Selling expenses	1,871,343	1,790,171
General and administrative expenses	1,077,565	1,002,609
	2,948,908	2,792,780
LOSS FROM OPERATIONS	(566,508)	(315,512)

OTHER INCOME AND (EXPENSE)
Other income, net	35,593	4,706
Gain on sale of asset	-	184
Interest expense, net	(266,866)	(416,611)
	(231,273)	(411,721)

LOSS BEFORE BENEFIT FOR TAXES	(797,781)	(727,233)

BENEFIT FOR INCOME TAXES	(258,000)	(253,500)

LOSS BEFORE PREFERRED DIVIDENDS	(539,781)	(473,733)

PREFERRED DIVIDENDS	89,220	92,703
NET LOSS ATTRIBUTABLE TO
COMMON SHAREHOLDERS	$(629,001)	$(566,436)

BASIC AND DILUTED LOSS PER SHARE	$(0.05)	$(0.05)

WEIGHTED AVERAGE SHARES OUTSTANDING

BASIC AND DILUTED	12,621,504	11,936,889

The accompanying notes are an integral part of these condensed consolidated financial statements.

GIANT MOTORSPORTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2008 and 2007

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(539,781)	$(473,733)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation	108,653	109,487
Deferred federal income tax credit (net)	(258,000)	(253,500)
Bad debt expense	-	21,831
(Gain) on sale of asset	-	(184)
(Increase) decrease in accounts receivable, net	(306,506)	201,875
(Increase) in accounts receivable, employees	-	(14,882)
Decrease in inventories	1,383,533	610,246
(Increase) decrease in prepaid expenses	13,991	(23,700)
Increase in customer deposits	47,325	419,491
Increase in accounts payable trade	335,596	1,127,012
(Decrease) in floor plan liability	(1,393,622)	(1,040,509)
(Decrease) in accrued income taxes	(10,000)	-
Increase in accrued expenses	71,854	133,346
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(546,957)	816,780

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of fixed assets	(840)	(16,722)
Proceeds from sale of property and equipment	-	7,000
NET CASH (USED IN) INVESTING ACTIVITIES	(840)	(9,722)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on long-term debt	(81,520)	(63,716)
Proceeds from note payable - officer	202,884	-
Payments on note payable to officer	(10,000)	(82,277)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	111,364	(145,993)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(436,433)	661,065

CASH AND CASH EQUIVALENTS, beginning of Period	919,784	156,530
CASH AND CASH EQUIVALENTS, end of Period	$483,351	$817,595

OTHER SUPPLEMENTARY CASH FLOW INFORMATION
Income taxes paid	$10,000	$-
Interest paid	$266,866	$416,611
Preferred stock dividends paid in common stock	$89,220	$92,703

The accompanying notes are an integral part of these condensed consolidated financial statements.

GIANT MOTORSPORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 and 2007
(UNAUDITED)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:
The condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual consolidated statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the December 31, 2007 audited financial statements and accompanying notes thereto. While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

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
MARCH 31, 2008 and 2007
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

Allowance for Doubtful Accounts:
Accounts are written off when management determines that an account is uncollectible. Recoveries of accounts previously written off are recorded when received. An estimated allowance for doubtful accounts is determined to reduce the Company’s receivables to their carrying value, which approximates fair value. The allowance is estimated based on historical collection experience, specific review of individual customer accounts, and current economic and business conditions. Historically, the Company has not incurred any significant credit related losses. Management has determined that an allowance of $25,000 is necessary at March 31, 2008.

GIANT MOTORSPORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2008 and 2007
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
MARCH 31, 2008 and 2007
(UNAUDITED)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Concentration of Credit Risk:
Financial instruments that potentially subject the Company to credit risk consist of cash equivalents and accounts receivable.

The Company’s policy is to review the amount of credit exposure to any one financial institution and place investments with financial institutions evaluated as being creditworthy. In the ordinary course of business, the Company has bank deposits and overnight repurchase agreements that may exceed federally insured limits. The Company had $576,855 and $821,722 in excess of the federally insured limit at March 31, 2008 and December 31, 2007, respectively.

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

Fixtures and equipment	3-7 years
Vehicles	5 years
Leasehold Improvements	39 years

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
MARCH 31, 2008 and 2007
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

Gross Carrying
Amount

Goodwill	$1,588,950
Licensing Agreement	$100,000
TOTAL	$1,688,950

Income Taxes:
Income taxes are calculated using the liability method specified by Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.”

At March 31, 2008, income taxes are provided for amounts currently due and deferred amounts arising from temporary differences between income for financial reporting and income tax purposes.

Advertising Costs:
Advertising costs are expensed when incurred. Charges to operations amounted to $532,584 and $495,506 for the three months ended March 31, 2008 and 2007, respectively.

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
MARCH 31, 2008 and 2007
(UNAUDITED)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings Per Share of Common Stock (Continued):
The following is a reconciliation of the computation for basic and diluted EPS:

	Three Months Ended
	March 31,	March 31,
	2008	2007

Net income (loss) attributed to common shares	$(629,001)	$(566,436)

Weighted-average common shares outstanding (Basic)	12,621,504	11,936,889

Weighted-average common stock equivalents:
Warrants	-	-
Options	-	-
Weighted-average common shares outstanding	12,651,504	11,936,889

The Company uses the intrinsic value method to account for warrants granted to executive officers, directors, key employees and advisors for the purchase of common stock. No compensation expense is recognized on the grant date, since at that date, the warrant price equals or is higher than the market price of the underlying common stock. The Company discloses the pro forma effect of accounting for stock warrants under the fair value method. The Company uses the fair value method to account for warrants granted to advisors for the purchase of common stock. There were 16,679,574 common stock equivalents available at March 31, 2008 and 2007.

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

NOTE B - ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of receivables due from customers and dealers, manufacturers, employees, and finance companies for contracts in transit and is net of an allowance for doubtful accounts of $25,000 at March 31, 2008.

GIANT MOTORSPORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2008 and 2007
(UNAUDITED)

NOTE C - INVENTORIES

Inventories consisted of vehicles and parts and accessories.

NOTE D - FIXED ASSETS

Fixed assets consisted of the following:

March 31,
2007

Fixtures and equipment	$2,133,344
Vehicles	422,917
Leasehold improvements	617,065
3,173,326
Less accumulated depreciation	1,614,311
NET FIXED ASSETS	$1,559,015

Depreciation expense charged to operations amounted to $108,653 and $109,487 for the three months ended March 31, 2008 and 2007, respectively.

NOTE E - NOTES PAYABLE - FLOOR PLANS

The Company has various floor plan financing agreements aggregating $23,354,779 at March 31, 2008. Interest is payable monthly and fluctuates with prime and varies based on the type of unit financed and the length of time the unit remains on the floor plan (ranging from 6.0% to 15.5% at March 31, 2008). Principle payments are due upon the sale of the specific unit financed. The floor plans are collateralized by substantially all corporate assets.

NOTE F - LONG-TERM DEBT

Long-term debt consisted of various notes aggregating $391,582 at March 31, 2008. This amount matures at various times ranging from 2008 to 2011, bearing interest at various rates ranging from 5% to 10% per year. The notes are collateralized by substantially all of the Company’s assets.

GIANT MOTORSPORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2008 and 2007
(UNAUDITED)

NOTE F - LONG-TERM DEBT (CONTINUED)

The Company has a $250,000 revolving line of credit with a bank with an outstanding balance of $249,863 at March 31, 2008. The revolving line of credit has no stipulated repayment terms. This loan bears interest at prime plus one percent (6.25% at March 31, 2008) and is collateralized by substantially all of the Company’s assets.

The Company has two notes with HSK Funding each for $250,000. Each note bears interest at 15.5%. The notes are due in full on April 30, 2008. The total outstanding balance on these notes in the aggregate was $295,000 at March 31, 2008.

NOTE G - NOTES PAYABLE- OFFICERS

Notes payable to officers consisted of two promissory notes bearing interest at 6% per year. The loans are payable on demand anytime after October 26, 2007, and as such, have been classified as current liabilities. Interest charged to operations amounted to $2,434 and $-0- for the three months ended March 31, 2008 and 2007, respectively. The aggregate balance at March 31, 2008 was $312,435.

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

GIANT MOTORSPORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2008 and 2007
(UNAUDITED)

NOTE H - LEASES (CONTINUED)

The following is a five-year summary of future minimum lease payments under operating leases that have initial or remaining noncancellable terms in excess of one year as of March 31, 2008:

Year Ending	Amount

2009	$1,037,967
2010	1,061,101
2011	1,084,294
2012	1,108,180
2013	1,132,787
$5,424,329

The Company also leased two (2) residential locations in Chicago under a month-to-month agreement. The amount charged to rent amounted to
$13,800 and $7,950 for the three months ended March 31, 2008 and 2007, respectively.

NOTE I - INCOME TAXES

Income taxes (credit) consisted of the following:
	March 31,	March 31,
	2008	2007

Current	$(258,000)	$(247,100)
Deferred	0	(6,400)
	$(258,000)	$(253,500)

Income taxes paid amounted to $10,000 and $158,550 for the three months ended March 31, 2008 and 2007, respectively.

Deferred tax assets (liabilities) consisted of the following:

	March 31,	December 31,
	2008	2007
Deferred tax assets - current and long term:
Allowance for doubtful account and net
operating loss carryforward	$280,000	$22,000

Deferred tax liabilities - long term	(426,200)	(38,250)
TOTALSS	$(146,200)	$(16,250)

GIANT MOTORSPORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2008 and 2007
(UNAUDITED)

NOTE J - RELATED PARTY TRANSACTIONS

The Company leases its Ohio subsidiary retail facility from a shareholder, who has personally guaranteed the debt on the building, under a five-year agreement with two five-year renewal terms. Charges to operations amounted to $72,000 for the three months ended March 31, 2008 and 2007.

NOTE K - PREFERRED STOCK

The Company has 5,000,000 shares of preferred stock authorized, with a par value of $.001 per share. Included in these 5,000,000 shares are 5,000 authorized shares of Series A Convertible Preferred stock. On September 16, 2005, the Company issued 2,870 shares of Series A Convertible Preferred stock with a stated value of $1,000 per share to accredited investors in a private placement offering. Each share of Series A Convertible Preferred Stock is convertible into 2,000 shares of the Company’s common stock. However, the Company was not able to have its Registration Statement declared effective by the original due date and subsequently, each holder of the preferred shares were able to convert their shares at less than the agreed upon factor. This “triggering event” provided a discount on the conversion, and additional shares were provided to those shareholders who did not consent, and subsequently, converted their preferred Series A shares.

The Company also issued in the private placement (i) warrants allowing the investors to purchase up to 5,740,000 shares of the Company’s common stock, and (ii) an option allowing the placement agent to purchase 287 shares of Series A Convertible Preferred Stock, and warrants to purchase up to 574,000 shares of common stock.

The Company issued 495,665 and 421,379 shares of its common stock as a dividend to all Series A Preferred shareholders for the three-month period ending March 31, 2008 and 2007, respectively, in accordance with the placement offering provisions.

NOTE L - COMMON STOCK

The Company has 75,000,000 shares of $.001 par common stock authorized, with 12,948,316 and 12,452,651 issued and outstanding at March 31, 2008 and December 31, 2007, respectively.

The Company issued 495,665 and 421,379 shares of common stock for the three-month period ending March 31, 2008 and 2007, respectively, to holders of our Preferred Series A, in accordance with the placement offering provisions, as described above on NOTE K.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

The following discussion of our results of operations and financial condition should be read together with the consolidated financial statements and the notes to those statements included elsewhere in this Quarterly Report. This discussion may contain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results anticipated in any forward-looking statements as a result of a variety of factors, including those discussed in “Risk Factors” and elsewhere in this Quarterly Report.

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

Overview of Economic Trends.

Effects of Increasing Interest Rates

After a two-year period of measured increases in the federal discount rate, beginning in the third quarter of 2006 and continuing through the first quarter of 2008, the Federal Reserve reduced the primary discount rate to 2.50% through the middle of March 2008, and has recently reduced the federal discount rate to 2.00%.  Since many of our customers depend on bank financing to purchase our motorcycles and other power sports equipment, changes in interest rates normally have a direct effect on our sales. Our revenue from sales of power sports products during the first quarter of 2008 was approximately 2.0% less than for the same period in 2007. During the first quarter of 2008, $4.2 million of the approximately $18.8 million of our power sports sales (22.3%) were financed. Although we have experienced some tightening of credit standards by various lenders, we believe it has not had a material affect on customers seeking financing. It also appears that the reductions in the interest rate have significantly reduced and possibly even eliminated the downward trend in sales. To the extent that the recent reduction in the federal discount rate results in corresponding reductions in consumer loan interest rates, we believe that this could result in an increase in sales of our motorcycles and other power sports products, since it will cost consumers less to finance their purchases. In the event that the Federal Reserve becomes more concerned about inflation in the next six to twelve months, this could result in a change in policy and a decision to commence measured increases in the federal discount rate next year. The uncertainties created in the consumer financing market as a result of corresponding additional increases in interest rates, could reasonably be expected to have a negative impact on the sale of motorcycles due to the increased financing costs to our customers.

Effects of U.S. Credit Markets

During 2007, the U.S. credit markets had dealt with the effects of numerous defaults by homeowners on “sub-prime” mortgage loans. By December 2007 these defaults had also begun to increase with respect to mortgages considered to be of less credit risk than “sub-prime” mortgages. It is expected that mortgage default rates will continue to increase throughout the remainder of 2008. These defaults have not only had a materially adverse impact on the spending power of the borrowers of such defaulted mortgage loans, but have also reduced the value of investment portfolios containing securities affected by such mortgages. Furthermore, the mortgage defaults have lead to a credit crunch throughout the entire lending industry, significantly reducing purchasers’ discretionary spending power. Since motorcycle purchases, in the U.S. and, to a greater extent, purchases of ATV's, are normally purchases for entertainment and sport, and not necessarily for transportation, any significant reduction in discretionary spending power could have an adverse effect on sales of our motorcycles and other power sports products.

Effects of Increasing Fuel Costs

Fuel prices rose during the first quarter of 2008 but we believe that with oil prices at approximately $125 per barrel, the oil prices may have reached a peak. In addition, we believe that there will be a lessening demand for oil in 2009. Fuel costs still, however, remain high which will likely result in many consumers considering the use of motorcycles and scooters as alternative forms of transportation to automobiles, since motorcycles and scooters provide significantly better gas mileage than automobiles resulting in substantially lower fuel costs. While this may have a positive effect on our sales, the effect of fuel prices is not enough to counter the overall economic factors that have resulted in a reduction in motorcycle sales throughout the industry.

Reduction in Production by Manufacturers

We believe that certain manufacturers of the motorcycles and ATVs we sell have recently begun to reduce the number of units they manufacture, in order to avoid larger inventory levels at the end of the selling seasons, resulting in less product being available for the remainder of 2008. Because of our position in the market, we believe that we are generally able to receive a larger allocation of motorcycles than many other dealers. Since obtaining larger allocations normally results in potentially higher sales margins and the ability to minimize discounts, the result could lead to a material increase in our profits, provided that there are a sufficient number of customers willing to pay higher prices for these more limited produced models.

Overall Impact on our Future Earnings

Notwithstanding our downturn in sales during the first quarter of 2008 as compared to the first quarter of 2007, we intend to continue to evaluate and analyze our business decisions through effective inventory engagement, as described in greater detail under the heading Inventory Management, included elsewhere in this MD&A. Assuming that gas prices continue their recent increases, we foresee promising opportunities to increase our sales of motorcycles and scooters as consumers again face substantial increases in gas prices, and give greater consideration to the purchase of motorcycles and scooters which provide significantly greater gas mileage than automobiles.  Additionally, as described in the preceding paragraphs, changes in interest rates and the health of the U.S. economy, particularly the availability of credit and the discretionary spending power of potential customers, all will have an impact on our future earnings. Furthermore, in the event that we are able to successfully integrate additional dealerships and/or new brands into our existing business, we believe that this could result in greater sales margins and an even greater increase in earnings. These greater sales margins would be created by the consolidation of expenses through the implementation of our superstore business plan, resulting in greater earnings per unit sold. While it is management's intent to pursue the goals described herein, we cannot assure you that these goals will be achieved at any level.

Loan Transactions.

On April 30, 2004, we paid $1,675,000 of the purchase price for Chicago Cycles by issuing to Kings Motorsports a 6% $1,675,000 aggregate principal amount note (the "Note"). We repaid all outstanding principal and interest on the Note remaining due and payable, on October 13, 2005.

To fund the amount payable at closing for Chicago Cycles, we borrowed $1,250,000 from The Fifth Third Bancorp Bank (the “Bank”), pursuant to a term loan. This loan, which initially matured on May 31, 2004, was refinanced with the Bank through a term loan amortized over a 72 month period, and was payable in full on May 31, 2007, bearing interest at prime plus one percent (6.25% as of March 31, 2008). This loan was renewed on October 25, 2007 under the same terms and conditions with a maturity date of August 31, 2010. Our payment obligations under this term loan also are personally guaranteed by Russell Haehn and Gregory Haehn. This loan is also secured by a first priority lien on all of our assets (including, without limitation, the Chicago Cycles assets). As of March 31, 2008, the outstanding amount of this term loan, including accrued interest thereon, was $555,600.

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

On October 27, 2006, Russell Haehn, the Company's Chairman and Chief Executive Officer provided a working capital loan to the Company in the amount of $350,000. This loan is evidenced by a promissory note (the “Note”) in the principal amount of $350,000 payable on demand any time after October 26, 2007. The Note bears interest at a rate of 6% per annum and the outstanding principal amount and all accrued interest are payable upon demand or sooner if prepaid by the Company. The balance as of March 31, 2008 is $119,551.

On December 4, 2006, the Bridge Lender provided us with an additional bridge loan in the principal amount of $250,000 (the “2006 Bridge Loan”). In connection with the 2006 Bridge Loan we issued to the Bridge Lender a $250,000 principal amount promissory note providing for interest at the rate of fifteen and one-half percent (15.5%) per annum (the "2006 Bridge Note"). Interest on the 2006 Bridge Note is payable monthly, and all outstanding principal and accrued but unpaid interest was due and payable on March 4, 2007. Payment of the 2006 Bridge Note was extended to June 15, 2007 in consideration for our payment of $2,250 to the Bridge Lender for both this extension and the extension for repayment of the 2005 Bridge Note discussed above. We have continued to make all interest payments on the 2006 Bridge Loan, when due and payable, and intend to make such interest payments on a timely basis during any further extension thereof. In consideration of a 1% fee on the principal sum, on December 1, 2007, we executed a note to for $320,000, which includes the balance of $70,000 from the Bridge Loan and the balance of $250,000 from the 2005 Bridge Loan (the “2007 Note”). The 2007 Note bears interest at a rate of 15.5% per annum with a maturity date of August 31, 2008. The principal balance remaining at March 31, 2008 is $295,000.

We also have obtained a revolving line of credit with the Bank, in the maximum amount of $250,000. This line of credit bears interest at the rate of prime plus one percent (6.25% as of March 31, 2008), and has no stipulated repayment terms. As of March 31, 2008, the amount of principal and interest outstanding on this credit line was $249,863. This line of credit is secured by a lien on substantially all of our assets.

Financing Activities.

In September 2005, the Company sold to accredited investors, in a private placement offering (the “September 2005 Private Placement”), 2,870 Series A Shares and warrants to purchase up to of 5,740,000 shares of common stock (the “Series A Warrants”), resulting in the receipt by the Company of $2,870,000 of gross proceeds including the repayment of $50,000 of indebtedness outstanding under the Bridge Loan from HSK Funding, Inc., by the conversion of that amount into Series A Shares and Series A Warrants. These securities are convertible into shares of common stock. After deduction of all offering expenses for the September 2005 Private Placement, including the placement agent's commissions and nonaccountable expense allowance, the Company received net proceeds of $2,485,163. The Company used these net proceeds for debt repayment, legal fees, and general working capital purposes. As of March 31, 2008, 420 Series A Shares were converted into 938,500 shares of our common stock. Additionally, during 2007 and through March 31, 2008, we issued an aggregate of 1,156,569 shares of common stock to the holders of our Series A Shares, in lieu of cash dividends.

Anticipated Funding of Operations.

The amount required to fund the growth our ongoing operations, as well as the means by which we obtain this funding, will be wholly dependent on the magnitude and timeframes we set for any growth in our business. Based on our current expected growth in the next 12 to 24 months, we expect to fund our ongoing operations as follows:

Cash Flow from Operations

Although we incurred a loss in the first quarter of 2008, sales in April were equal to or marginally better than sales for April in 2007. Prior to this first quarter loss, we increased our cash flow from operations for an 18 month period through a consistent plan of reducing operating costs and increasing profit margins on our sales. We intend to continue this policy throughout the remainder of 2008 and we remain optimistic that we can reach profitability levels similar to 2007, although no assurances can be made that we will attain such profitability levels or be profitable at all. We believe that by keeping our operating costs at the reduced levels we achieved in 2007, and continuing to increase our profit margins, we will continue to generate sufficient cash flow from operations to fund our business for at least the next twelve months. To the extent that we experience a significantly weaker sales climate during the remainder of 2008, our ability to continue to generate such cash flow could be impaired, notwithstanding our reduced operating costs and increased profit margins.

Bank Financing

We currently have a revolving credit line with Fifth Third Bancorp in a total available amount of $250,000 of which $249,863 was funded at March 31, 2008

Equity Financing

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

Results of Operations

Three Months Ended March 31, 2008 Compared With Three Months Ended March 31, 2007.

	March 31, 2008	March 31, 2007	Increase (Decrease)	% Change
Total Revenues	$19,286,899	$20,905,904	$(1,619,005)	(7.74)%
Cost of Sales	$16,904,499	$18,428,636	$(1,524,137)	(8.27)%
Operating Expenses	$2,948,908	$2,792,780	$156,128	5.59%
Income (Loss) from Operations	$(566,508)	$(315,512)	$250,996	79.55%
Other Income and (Expense)	$(231,273)	$(411,721)	$(180,448)	(43.83)%
Income (Loss) before Provision (Benefit) for Income Taxes	$(797,781)	$(727,233)	$70,548	9.70%
Net Income (Loss) before Preferred Dividends	$(539,781)	$(473,733)	$66,048	13.94%

Total Revenues:

Total revenues for the three months ended March 31, 2008 were $19,286,899 representing a decrease of 1,619,005 (7.74%) from the $20,905,904 reported for the three months ended March 31, 2007. Our sales were primarily negatively impacted by a reduction in ATV sales, which have been down approximately 25% over the last two years industry wide.

Cost of Sales:

Cost of sales for the three months ended March 31, 2008 decreased by $1,524,137 (-8.27%) to $16,904,499, compared to $18,428,636 for the same period in 2007. This decrease reflects the reduction in sales.

Operating Expenses:

Selling, general and administrative expenses for the three months ended March 31, 2008 were $2,948,908, an increase of $156,128 (5.59%) from $2,792,780 for the same period in 2007. The aggregate increase in such costs for the period ended March 31, 2008 as compared to the same period in 2007 was primarily attributable to the following increases in expenses: (i) payments to certain independent contractors who provided services to the Company during such periods in the amount of $70,672; (ii) advertising costs in the amount of $37,078; (iii) utilities in the amount of $21,592; (iv) travel and entertainment in the amount of $23,960; (v) professional fees in the amount of $18,034; (vi) employee benefits in the amount of $17,210; and (vii) bank fees in the amount of $14,075.

Income (Loss) from Operations:

We had a loss from operations before other income (expense) for the three months ended March 31, 2008 of $566,508, as compared to a loss from operations of $315,512 for the same period in 2007, which reflects an increase in losses of $250,996 (79.55%). The increase in the loss from operations before other income (expense) is a result of a combination of lower sales, a reduction in gross profit and an increase in expenses.

Other Income and (Expenses):

Other expenses for the three months ended March 31, 2008 decreased $180,448 (43.83%) to $231,273 from $411,721 for the same period in 2007. This decrease in other expenses was primarily attributable to a reduction in interest expense in the amount of $149,745 as a result of a reduction in our inventory and a reduction of the interest rates applicable to our floor plan financing.

Loss before Provision (Benefit) for Taxes:

We had a loss before benefit for taxes, for the three months ended March 31, 2008 of $797,781 as compared with a loss before benefit for taxes of $727,233 for the same period in 2007, which represents an increase of $70,548 (9.70%). This increase in loss before benefit for taxes is primarily attributable to the loss from operations, offset by the reduction in interest expense.

Loss before Preferred Dividends:

We had a net loss before preferred dividends of $539,781 for the three months ended March 31, 2008, as compared to a net loss before preferred dividends of $473,733 for the same period in 2007. This reflects an increased reduction in losses before preferred dividends of $66,048 (13.94%) between these comparable periods. This reduction in net loss before preferred dividends during the three months ended March 31, 2008 as compared to the same period in 2007 is primarily attributable to the same reasons as described above in our loss before benefit for taxes. The change in benefit for income taxes did not have a material effect on the change in loss before preferred dividend for the three months ended March 31, 2008, as compared to the same period in 2007, as we received a benefit for income taxes of approximately $250,000 for both periods in 2008 and 2007.

Liquidity and Capital Resources.

Our primary source of liquidity has been cash generated by operations and borrowings under various credit facilities. As of March 31, 2008, we had $483,351 in cash and cash equivalents, compared to $919,784 as of March 31, 2007. Until required for operations, our policy is to invest excess cash in bank deposits and money market funds. Net working capital as of March 31, 2008 was $973,829 compared to ($458,527) as of March 31, 2007.

The Company receives floor plan financing from six different motorcycle manufacturers for whom the Company sells the manufacturers' products. The Company uses such floor plan financing to assist it in financing and carrying the Company's inventory necessary to achieve the Company's sales goals. Such manufacturers' collateral includes all unit inventory, plus a general lien on all assets of Andrews Cycles and Chicago Cycles.

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

As of March 31, 2008, we had outstanding indebtedness payable within 12 months in an aggregate amount of approximately $28.1 million. Of this amount, approximately $24.7 million is payable to financial institutions in repayment of loans and other credit facilities provided to us and approximately $3.4 million relates to outstanding trade payables. In the event that we are unable to repay all or any portion of these outstanding amounts from cash from operations, we would be required to (i) seek one or more extensions for the payment of such amounts, (ii) refinance such debt to the extent available, (iii) raise additional equity capital or (iv) consummate any combination of the foregoing transactions.

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

Management believes from information obtained within the industry that several motorcycle manufacturers have reduced their production in the model year 2008. A reduction in units produced will result in fewer units allocated to most dealerships. However, we believe that because of the number of units sold from our dealerships in 2007 and because allocation of units by dealerships is based upon the number of units a dealership sold during the prior year, we will not be adversely affected by the reduced production in 2008.

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

Item 3.   Quantitative and Qualitative Disclosure about Market Risk

Not Applicable.

Item 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with the rules required by the SEC for information required to be disclosed, in this quarterly report, the Company’s management evaluated, with the participation of the Company’s President and Chief Executive Officer, the effectiveness and the operation of the Company’s disclosure controls and procedures. Based upon their evaluation of these disclosure controls and procedures, the President and Chief Executive Officer have concluded that the Company’s disclosure controls and procedures were effective for accumulating recording, processing, summarizing and communicating, to the Company’s management, to ensure timely decisions regarding disclosure information needed within the time periods specified in the SEC rules and forms.

Controls and Procedures over Financial Reporting

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

Under the supervision of management, including the two executive officers, an evaluation was conducted to measure the effectiveness of the Company’s internal control over financial reporting. This evaluation was based on the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The evaluation was conducted to assess the effectiveness of the Company’s internal control as it related to the financial reporting as of March 31, 2008. Management believes that the Company’s internal control over financial reporting was effective as of March 31, 2008.

PART II

OTHER INFORMATION
Item 1.  Legal Proceedings

None

Item 1A. Risk Factors

Not Applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.   Other Information

None.

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

GIANT MOTORSPORTS, INC.

Date: May 14, 2008	By:	/s/ Russell A. Haehn
Name: Russell A. Haehn Title: Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2008	By:	/s/ Gregory A. Haehn
Name: Gregory A. Haehn Title: President and Chief Operating Officer (Principal Financial and Accounting Officer)