Form 10-Q
period 2008-06-30
GIANT MOTORSPORTS INC
filed 2008-08-14
CIK 1204947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended June 30, 2008

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
 Yes ☐ No ☒

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date. As of August 8, 2008 the registrant had 12,948,316 shares of common stock, $.001 par value, issued and outstanding.

GIANT MOTORSPORTS, INC.

INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GIANT MOTORSPORTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30, 2008	December 31, 2007
	Unaudited	Audited
CURRENT ASSETS
Cash and cash equivalents	$596,072	$919,784
Accounts receivable, net	4,678,515	3,421,107
Inventories	21,058,036	25,626,033
Deferred tax assets	11,400	22,000
Prepaid expenses	83,692	28,069
TOTAL CURRENT ASSETS	26,427,715	30,016,993

FIXED ASSETS, NET	1,467,307	1,666,828

OTHER ASSETS
Intangibles, net	1,688,950	1,688,950
Deposits	45,600	45,600
TOTAL OTHER ASSETS	1,734,550	1,734,550
TOTAL ASSETS	$29,629,572	$33,418,371

The accompanying notes are an integral part of these condensed consolidated financial statements.

GIANT MOTORSPORTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

LIABILITIES AND STOCKHOLDERS' EQUITY

	June 30, 2008	December 31, 2007
	Unaudited	Audited
CURRENT LIABILITIES
Current portion of long-term debt	$592,549	$796,510
Notes payable, floor plans	19,606,231	24,748,401
Note payable, officer	186,527	119,551
Accounts payable, trade	1,664,139	1,055,932
Accrued expenses	690,235	583,102
Accrued tax provision	558,200	436,200
Customer deposits	1,385,130	834,594
TOTAL CURRENT LIABILITIES	24,683,011	28,574,290

DEFERRED TAX LIABILITIES	13,500	13,500

LONG-TERM DEBT, NET	314,316	428,488
TOTAL LIABILITIES	25,010,827	29,016,278

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value, authorized 5,000,000 shares 5,000 shares designated Series A Convertible, $1,000 stated value 2,450 shares issued and outstanding at June 30, 2008 and December 31, 2007.	2,450,000	2,450,000
Common stock, $.001 par value, authorized 75,000,000 shares 12,948,316 and 12,452,651 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	12,949	12,453
Additional paid-in capital	2,141,942	2,053,218
Additional paid-in capital - Options	93,426	93,426
Additional paid-in capital - Warrants	1,724,800	1,724,800
Additional paid-in capital - Beneficial conversions	1,303,400	1,303,400
Issuance cost on preferred series A shares convertible	(786,762)	(786,762)
Accumulated deficit	(2,321,010)	(2,448,442)
TOTAL STOCKHOLDERS' EQUITY	4,618,745	4,402,093
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$29,629,572	$33,418,371

The accompanying notes are an integral part of these condensed consolidated financial statements.

GIANT MOTORSPORTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE SIX AND THREE MONTHS ENDED JUNE 30,

	Six months ended		Three Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES
Sales	$52,793,623	$54,153,538	$33,961,197	$34,119,422
Finance, insurance and extended service revenues	1,653,155	2,059,509	1,198,682	1,187,721
TOTAL REVENUES	54,446,778	56,213,047	35,159,879	35,307,143

COST OF SALES	46,589,073	47,528,395	29,684,574	29,099,759
GROSS PROFIT	7,857,705	8,684,652	5,475,305	6,207,384

OPERATING EXPENSES
Selling expenses	4,451,997	4,355,448	2,580,654	2,565,277
General and administrative expenses	2,558,502	2,217,770	1,480,937	1,215,161
	7,010,499	6,573,218	4,061,591	3,780,438
INCOME FROM OPERATIONS	847,206	2,111,434	1,413,714	2,426,946

OTHER INCOME AND (EXPENSE)
Other income, net	69,952	29,639	34,359	24,933
Gain on sale of asset	-	184	-	-
Interest expense, net	(547,906)	(743,556)	(281,040)	(326,945)
	(477,954)	(713,733)	(246,681)	(302,012)

INCOME BEFORE PROVISION FOR TAXES	369,252	1,397,701	1,167,033	2,124,934

PROVISION FOR INCOME TAXES	152,600	483,500	410,600	737,000

INCOME BEFORE PREFERRED DIVIDENDS	216,652	914,201	756,433	1,387,934

PREFERRED DIVIDENDS	89,220	92,703	-	-
NET INCOME ATTRIBUTABLE TO
COMMON SHAREHOLDERS	$127,432	$821,498	$756,433	$1,387,934

BASIC INCOME PER SHARE	$0.01	$0.07	$0.06	$0.11

DILUTED INCOME PER SHARE	$0.00	$0.03	$0.03	$0.05

WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC	12,784,910	12,075,770	12,948,316	12,213,126
DILUTED	29,414,688	28,914,973	29,627,890	28,471,321

The accompanying notes are an integral part of these condensed consolidated financial statements.

GIANT MOTORSPORTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2008 and 2007

	2008	2007
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$216,652	$914,201
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation	216,633	220,890
Deferred federal income tax credit (net)	10,600	(16,200)
Bad debt expense	57,429	31,834
(Gain) on sale of asset	-	(184)
(Increase) in accounts receivable, net	(1,314,837)	(827,837)
(Increase) in accounts receivable, employees	-	(11,277)
Decrease in inventories	4,567,997	162,913
(Increase) in prepaid expenses	(55,623)	(27,469)
(Increase) in deposits - inventory transit	-	(107,757)
Increase in customer deposits	550,536	103,841
Increase in accounts payable trade	608,207	410,969
(Decrease) in floor plan liability	(5,142,170)	(662,572)
Increase (decrease) in accrued income taxes	122,000	499,700
Increase in accrued expenses	107,133	220,811
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(55,443)	911,863

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of fixed assets	(17,112)	(29,932)
Proceeds from sale of property and equipment	-	7,000
(Increase) in deposits	-	(3,000)
NET CASH (USED IN) INVESTING ACTIVITIES	(17,112)	(25,932)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on long-term debt	(318,133)	(163,275)
Proceeds from note payable - officer	196,976	-
Payments on note payable to officer	(130,000)	(95,399)
NET CASH (USED IN) FINANCING ACTIVITIES	(251,157)	(258,674)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(323,712)	627,257

CASH AND CASH EQUIVALENTS, beginning of Period	919,784	156,530
CASH AND CASH EQUIVALENTS, end of Period	$596,072	$783,787

OTHER SUPPLEMENTARY CASH FLOW INFORMATION
Debt incurred for acquistion of vehicles and equipment	$-	$56,827
Income taxes paid	$20,000	$-
Interest paid	$547,906	$743,556
Preferred stock dividends paid in common stock	$89,220	$92,703

The accompanying notes are an integral part of these condensed consolidated financial statements.

GIANT MOTORSPORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 and 2007
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
JUNE 30, 2008 and 2007
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

Allowance for Doubtful Accounts:
Accounts are written off when management determines that an account is uncollectible. Recoveries of accounts previously written off are recorded when received. An estimated allowance for doubtful accounts is determined to reduce the Company’s receivables to their carrying value, which approximates fair value. The allowance is estimated based on historical collection experience, specific review of individual customer accounts, and current economic and business conditions. Historically, the Company has not incurred any significant credit related losses. Management has determined that an allowance of $25,000 is sufficient at June 30, 2008.

GIANT MOTORSPORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2008 and 2007
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
JUNE 30, 2008 and 2007
(UNAUDITED)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Concentration of Credit Risk:
Financial instruments that potentially subject the Company to credit risk consist of cash equivalents and accounts receivable.

The Company’s policy is to review the amount of credit exposure to any one financial institution and place investments with financial institutions evaluated as being creditworthy. In the ordinary course of business, the Company has bank deposits and overnight repurchase agreements that may exceed federally insured limits. The Company had $797,098 and $821,722 in excess of the federally insured limit at June 30, 2008 and December 31, 2007, respectively.

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
JUNE 30, 2008 and 2007
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

At June 30, 2008, income taxes are provided for amounts currently due and deferred amounts arising from temporary differences between income for financial reporting and income tax purposes.

Advertising Costs:
Advertising costs are expensed when incurred. Charges to operations amounted to $1,033,348 and $768,664 for the six months ended June 30, 2008 and 2007, respectively.

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
JUNE 30, 2008 and 2007
(UNAUDITED)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings Per Share of Common Stock (Continued):
The following is a reconciliation of the computation for basic and diluted EPS:

	Six Months Ended
	June 30,	June 30,
	2008	2007

Net income attributed to common shares	$127,432	$821,498

Weighted-average common shares outstanding (Basic)	12,784,910	12,075,770

Weighted-average common stock equivalents:
Warrants	16,629,778	16,839,203
Options	-	-
Weighted-average common shares outstanding	29,414,688	28,914,973

The Company uses the intrinsic value method to account for warrants granted to executive officers, directors, key employees and advisors for the purchase of common stock. No compensation expense is recognized on the grant date, since at that date, the warrant price equals or is higher than the market price of the underlying common stock. The Company discloses the pro forma effect of accounting for stock warrants under the fair value method. The Company uses the fair value method to account for warrants granted to advisors for the purchase of common stock. There were 16,679,574 common stock equivalents available at June 30, 2008 and 2007.

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

NOTE B - ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of receivables due from customers and dealers, manufacturers, employees, and finance companies for contracts in transit and is net of an allowance for doubtful accounts of $25,000 at June 30, 2008.

GIANT MOTORSPORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2008 and 2007
(UNAUDITED)

NOTE C - INVENTORIES

Inventories consisted of vehicles and parts and accessories.

NOTE D - FIXED ASSETS

Fixed assets consisted of the following:
June 30,
2008

Fixtures and equipment	$2,149,616
Vehicles	422,917
Leasehold improvements	617,065
3,189,598
Less accumulated depreciation	1,722,291
NET FIXED ASSETS	$1,467,307

Depreciation expense charged to operations amounted to $216,633 and $220,890 for the six months ended June 30, 2008 and 2007, respectively.

NOTE E - NOTES PAYABLE - FLOOR PLANS

The Company has various floor plan financing agreements aggregating $19,606,231 at June 30, 2008. Interest is payable monthly and fluctuates with prime and varies based on the type of unit financed and the length of time the unit remains on the floor plan (ranging from 5.0% to 18.0% at June 30, 2008). Principle payments are due upon the sale of the specific unit financed. The floor plans are collateralized by substantially all corporate assets.

NOTE F - LONG-TERM DEBT

Long-term debt consisted of various notes aggregating $542,002 at June 30, 2008. This amount matures at various times ranging from 2009 to 2011, bearing interest at various rates ranging from 5% to 10% per year. The notes are collateralized by substantially all of the Company’s assets.

GIANT MOTORSPORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2008 and 2007
(UNAUDITED)

NOTE F - LONG-TERM DEBT (CONTINUED)

The Company has a $250,000 revolving line of credit with a bank with an outstanding balance of $249,863 at June 30, 2008. The revolving line of credit has no stipulated repayment terms. This loan bears interest at prime plus one percent (6.00% at June 30, 2008) and is collateralized by substantially all of the Company’s assets.

The Company has two notes with HSK Funding each for $250,000. Each note bears interest at 15.5%. The notes are due in full on August 31, 2008. The total outstanding balance on these notes in the aggregate was $115,000 at June 30, 2008.

NOTE G - NOTES PAYABLE- OFFICERS

Notes payable to officers consisted of two promissory notes at June 30, 2008 and one promissory note at December 31, 2007, bearing interest at 6% per year. The loans are payable on demand, and as such, have been classified as current liabilities. Interest charged to operations amounted to $6,976 and $9,041 for the six months ended June 30, 2008 and 2007, respectively. The aggregate balance of the two officer loans outstanding at June 30, 2008 was $186,527 and the balance of the one officer loan outstanding at December 31, 2007 was $119,551.

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

GIANT MOTORSPORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2008 and 2007
(UNAUDITED)

NOTE H - LEASES (CONTINUED)

The following is a five-year summary of future minimum lease payments under operating leases that have initial or remaining noncancellable terms in excess of one year as of June 30, 2008:

Year Ending	Amount

2009	$1,044,120
2010	1,066,803
2011	1,090,167
2012	1,114,229
2013	1,139,018
$5,454,337

The Company also leased two (2) residential locations in Chicago under a month-to-month agreement. The amount charged to rent amounted to $27,600 and $15,900 for the six months ended June 30, 2008 and 2007, respectively.

NOTE I - INCOME TAXES

Income taxes (credit) consisted of the following:
	June 30,	December 31,
	2008	2007

Current	$(258,000)	$492,750
Deferred	0	38,250
	$(258,000)	$531,000

Income taxes paid amounted to $20,000 and $-0- for the six months ended June 30, 2008 and 2007, respectively.

Deferred tax assets (liabilities) consisted of the following:

	June 30,	December 31,
	2008	2007
Deferred tax assets - current and long term:
Allowance for doubtful account and net operating loss carryforward	$280,000	$22,000

Deferred tax liabilities - long term	(13,500)	(38,250)
TOTALS	$(266,500)	$(16,250)

GIANT MOTORSPORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2008 and 2007
(UNAUDITED)

NOTE J - RELATED PARTY TRANSACTIONS

The Company leases its Ohio subsidiary retail facility from a shareholder, who has personally guaranteed the debt on the building, under a five-year agreement with two five-year renewal terms. Charges to operations amounted to $144,000 for the six months ended June 30, 2008 and 2007.

NOTE K - PREFERRED STOCK

The Company has 5,000,000 shares of preferred stock authorized, with a par value of $.001 per share. Included in these 5,000,000 shares are 5,000 authorized shares of Series A Convertible Preferred stock. On September 16, 2005, the Company issued 2,870 shares of Series A Convertible Preferred stock with a stated value of $1,000 per share to accredited investors in a private placement offering. Each share of Series A Convertible Preferred Stock is convertible into 2,000 shares of the Company’s common stock. However, the Company did not to have its Registration Statement declared effective by the original due date and subsequently, each holder of the preferred shares were able to convert their shares at less than the agreed upon factor. This “triggering event” provided a discount on the conversion, and additional shares were provided to those shareholders who did not consent, and subsequently, converted their preferred Series A shares.

The Company also issued in the private placement (i) warrants allowing the investors to purchase up to 5,740,000 shares of the Company’s common stock, and (ii) an option allowing the placement agent to purchase 287 shares of Series A Convertible Preferred Stock, and warrants to purchase up to 574,000 shares of common stock.

The Company issued 495,665 and 421,379 shares of its common stock as a dividend to all Series A Preferred shareholders for the six-month period ending June 30, 2008 and 2007, respectively, in accordance with the placement offering provisions.

NOTE L - COMMON STOCK

The Company has 75,000,000 shares of $.001 par common stock authorized, with 12,948,316 and 12,452,651 issued and outstanding at June 30, 2008 and December 31, 2007, respectively.

The Company issued 495,665 and 421,379 shares of common stock for the six-month period ending June 30, 2008 and 2007, respectively, to holders of our Preferred Series A, in accordance with the placement offering provisions, as described above on NOTE K.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

 The following discussion of our results of operations and financial condition should be read together with the consolidated financial statements and the notes to those statements included elsewhere in this quarterly report. This discussion may contain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results anticipated in any forward-looking statements as a result of a variety of factors.

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

Together with our two wholly-owned subsidiaries, we own and operate two retail power sports superstores. Our core brands include Suzuki, Yamaha, Honda, Ducati, Kawasaki, and Polaris. Our superstores operate under the names “Andrews Cycles” and “Chicago Cycles.” Andrews Cycles is located in Salem, Ohio, has approximately 50 employees and operates from an approximately 75,000 square foot facility. Chicago Cycles is located in the Chicago metropolitan area, has approximately 95 employees and operates from an approximately 95,000 square foot facility in Skokie, Illinois, pursuant to a ten-year lease we entered into in October 2004.

Overview of Economic Trends.

Effects of Changes in Interest Rates

After a two-year period of measured increases in the federal discount rate, beginning in the third quarter of 2006 and continuing through the first quarter of 2008, the Federal Reserve reduced the primary discount rate to 2.00% on April 30, 2008 and has not changed the rate since that date. Since many of our customers depend on bank financing to purchase our motorcycles and other power sports equipment, changes in interest rates normally have a direct effect on our sales. Our revenue from sales of power sports products during the first half of 2008 was approximately 3% less than for the same period in 2007. During the first half of 2008, $15.1 million of the approximately $52.3 million of our power sports sales (28.8%) were financed. We have experienced significant tightening of credit standards and reduction in the availability of credit for prospective purchasers of our products from various lenders. We believe that the foregoing has had a material negative effect on customers seeking financing for the purchase of motorcycles and other motorsports products and as a direct result a reduction on our sales revenues. We believe that higher credit standards and reduced availability of credit will continue to negatively effect our business throughout the remainder of 2008. In the event that the Federal Reserve becomes more concerned about inflation in the next six to twelve months, this could result in a change in policy and a decision to commence measured increases in the federal discount rate next year. The uncertainties created in the consumer financing market as a result of corresponding additional increases in interest rates, could reasonably be expected to have a negative impact on the sale of motorcycles, due to the increased financing costs to our customers.

Effects of U.S. Credit Markets

During 2007, the U.S. credit markets had dealt with the effects of numerous defaults by homeowners on “sub-prime” mortgage loans. By December 2007 these defaults had also begun to increase with respect to mortgages considered to be of less credit risk than “sub-prime” mortgages. Mortgage default rates have continued to increase through the first half of 2008 and are expected to increase throughout the remainder of the year. These defaults have not only had a materially adverse impact on the spending power of the borrowers of such defaulted mortgage loans, but have also reduced the value of investment portfolios containing securities affected by such mortgages. Furthermore, the mortgage defaults have lead to a credit crunch throughout the entire lending industry, significantly reducing purchasers’ discretionary spending power. Since motorcycle purchases, in the U.S. and, to a greater extent, purchases of ATV's, are normally purchases for entertainment and sport, and not necessarily for transportation, any significant reduction in discretionary spending power could have an adverse effect on sales of our motorcycles and other power sports products.

Effects of Increasing Fuel Costs

Fuel prices rose significantly during the first half of 2008, reaching an all-time high in July 2008, and then fell slightly at the beginning of August 2008. Increases in the price of gasoline to over $4.00 per gallon appears to have reduced the demand for oil in the second quarter of 2008, and we believe that it is reasonable to assume that if fuel prices remain near this level or resume increasing, there will continue to be a lessening of demand for oil throughout the remainder of 2008 and into 2009. We further believe that high fuel costs could result in many consumers considering the use of motorcycles and scooters as alternative forms of transportation to automobiles, since motorcycles and scooters provide significantly better gas mileage than automobiles resulting in substantially lower fuel costs. While this may have a positive effect on our sales, the effect of fuel prices is not enough to counter the overall economic factors that have resulted in a reduction in motorcycle sales throughout the industry.

Reduction by Manufacturers in Exports of Motorcycles to U.S. Dealers

As reported in an article in the August 11, 2008 issue of Power Sports magazine, new motorcycle exports into the United States from metric manufacturers declined in June 2008, a trend that has continued throughout the first half of 2008. Additionally, U.S. exports from members of the Japanese Automobiles Manufacturers Association in June 2008 were down nearly 25% from June 2007. Further, during the first six months of 2008, exports by Honda, Yamaha, Suzuki and Kawasaki to the United States have declined 30% compared to the first six months of 2007. We believe that Japanese manufacturers have significantly reduced production of motorcycles for export to the United States in order to avoid larger inventory levels at the end of the selling seasons. This should result in less product being available for the remainder of 2008, which these manufactures hope will reduce the steep discounts and substantial rebates normally required to move excess inventory at the end of the model year. With less product available, we may be able to charge more for per motorcycle resulting in an increase in our profit margin, provided that there are a sufficient number of customers willing to pay higher prices for these motorcycles.

Overall Impact on our Future Earnings

Notwithstanding our downturn in sales during the first half of 2008 as compared to the first half of 2007, we intend to continue to evaluate and analyze our business decisions through effective inventory engagement, as described in greater detail under the heading Inventory Management, included elsewhere in this MD&A. Assuming that gas prices remain at their current level or continue their recent increases, we foresee promising opportunities to increase our sales of motorcycles and scooters as consumers again face substantial increases in gas prices, and give greater consideration to the purchase of motorcycles and scooters which provide significantly greater gas mileage than automobiles.  Additionally, as described in the preceding paragraphs, changes in interest rates and the health of the U.S. economy, particularly the availability of credit and the discretionary spending power of potential customers, all will have an impact on our future earnings. Furthermore, in the event that we are able to successfully integrate additional dealerships and/or new brands into our existing business, we believe that this could result in greater sales margins and an even greater increase in earnings. These greater sales margins would be created by the consolidation of expenses through the implementation of our superstore business plan, resulting in greater earnings per unit sold. While it is management's intent to pursue the goals described herein, we cannot assure you that these goals will be achieved at any level.

Loan Transactions.

On April 30, 2004, we paid $1,675,000 of the purchase price for Chicago Cycles by issuing to Kings Motorsports a 6% $1,675,000 aggregate principal amount note (the "Note"). We repaid all outstanding principal and interest on the Note remaining due and payable, on October 13, 2005.

To fund the amount payable at closing for Chicago Cycles, we borrowed $1,250,000 from The Fifth Third Bancorp Bank (the “Bank”), pursuant to a term loan. This loan, which initially matured on May 31, 2004, was refinanced with the Bank through a term loan amortized over a 72 month period, and was payable in full on May 31, 2007, bearing interest at prime plus one percent (6% as of June 30, 2008). This loan was renewed on October 25, 2007 under the same terms and conditions with a maturity date of August 31, 2010. Our payment obligations under this term loan also are personally guaranteed by Russell Haehn and Gregory Haehn. This loan is also secured by a first priority lien on all of our assets (including, without limitation, the Chicago Cycles assets). As of June 30, 2008, the outstanding amount of this term loan, including accrued interest thereon, was $503,520.

On April 20, 2004, pursuant to a $500,000 aggregate principal amount promissory note bearing interest at the rate of fourteen (14%) percent per annum (the “Bridge Note”), we received, from a third party (the “Bridge Lender”), an aggregate principal amount bridge loan (the “Bridge Loan”). All outstanding principal on the Bridge Note was due on October 15, 2004. To secure the repayment of principal and interest on the Bridge Note, each of Russell Haehn and Gregory Haehn (i) pledged to the Bridge Lender 150,000 shares (300,000 shares in the aggregate) of common stock owned by each of them, and (ii) guaranteed all of our payment obligations to the Bridge Lender. As partial consideration for the Bridge Loan, we issued to the Bridge Lender a five-year warrant to purchase 100,000 shares of common stock, at an exercise price of $2.25 per share. We also granted the Bridge Lender certain piggyback registration rights with respect to the shares of common stock underlying the warrant. We used the $500,000 Bridge Loan proceeds for working and operating capital. On October 15, 2004, we repaid $250,000 of the principal amount outstanding under the Bridge Loan. Pursuant to a letter agreement entered into with the Bridge Lender on October 6, 2004, payment of the remaining $250,000 of principal and all accrued interest thereon was extended until January 15, 2005. We paid the Bridge Lender $2,500 in consideration for the extension. In September 2005, the Bridge Lender assigned its rights to $50,000 of the $250,000 principal amount then outstanding to an affiliate of the Bridge Lender, who in turn converted it into Series A Shares and Series A Warrants in our September 2005 Private Placement. On September 20, 2005, we used net proceeds from our September 2005 Private Placement, in the amount of $203,383 to repay the remaining outstanding principal amount of the Bridge Loan and all accrued and unpaid interest thereon.

On December 20, 2005, the Bridge Lender provided us with a new bridge loan in the principal amount of $250,000 (the "2005 Bridge Loan"). In connection with the 2005 Bridge Loan we issued to the Bridge Lender a $250,000 principal amount promissory note providing for interest at the rate of fifteen percent (15%) per annum (the "2005 Bridge Note"). Interest on the 2005 Bridge Note is payable monthly, and all outstanding principal and accrued but unpaid interest was due and payable on March 20, 2006. In March 2006 we repaid $25,000 of the outstanding principal amount and at March 31, 2006, the outstanding principal amount was $225,000. We obtained a ninety (90) day extension for the payment of the remaining $225,000. In consideration for this extension we paid the Bridge Lender $2,500. On June 29, 2006 we repaid an additional $25,000 of the outstanding principal amount and at September 20, 2006, the outstanding principal amount was $200,000. On September 20, 2006, we obtained another sixty (60) day extension for the payment of the remaining $200,000 due on November 20, 2006. We did not pay any additional consideration to the third party for such extension. Payment of the 2005 Bridge Note was further extended to June 15, 2007 in consideration for our payment of $2,250 to the Bridge Lender for both this extension and the extension for repayment of the 2006 Bridge Note discussed below. The outstanding indebtedness under the 2005 Bridge Note was restructured on December 1, 2007 as provided below.

On October 27, 2006, Russell Haehn, the Company's Chairman and Chief Executive Officer, provided a working capital loan to the Company in the amount of $350,000. This loan is evidenced by a promissory note (the “Note”) in the principal amount of $350,000 payable on demand any time after October 26, 2007. The Note bears interest at a rate of 6% per annum and the outstanding principal amount and all accrued interest are payable upon demand or sooner if prepaid by the Company. The balance as of June 30, 2008 is $165,064.

On December 4, 2006, the Bridge Lender provided us with an additional bridge loan in the principal amount of $250,000 (the “2006 Bridge Loan”). In connection with the 2006 Bridge Loan we issued to the Bridge Lender a $250,000 principal amount promissory note providing for interest at the rate of fifteen and one-half percent (15.5%) per annum (the "2006 Bridge Note"). Interest on the 2006 Bridge Note is payable monthly, and all outstanding principal and accrued but unpaid interest was due and payable on March 4, 2007. Payment of the 2006 Bridge Note was extended to June 15, 2007 in consideration for our payment of $2,250 to the Bridge Lender for both this extension and the extension for repayment of the 2005 Bridge Note discussed above. The outstanding indebtedness under the 2006 Bridge Note was restructured on December 1, 2007 as provided below.

In consideration of a 1% fee on the principal sum due under the 2005 Bridge Note and the 2006 Bridge Note, on December 1, 2007, we executed a new promissory note in the principal amount of $320,000 (the “2007 Bridge Note”), which reflected the aggregate outstanding principal balance of $70,000 under the 2005 Bridge Note and $250,000 under the 2006 Bridge Note and cancelled the 2005 Bridge Note and the 2006 Bridge Note. The 2007 Bridge Note bears interest at a rate of 15.5% per annum with a maturity date of August 31, 2008. The principal balance remaining at June 30, 2008 is $115,000.

On February 26, 2008, Gregory Haehn, the Company’s President and Chief Operating Officer, provided a working capital loan to the Company in the amount of $100,000. This loan is evidenced by a promissory note (the “Note”) in the principal amount of $100,000 payable on demand. The Note bears interest at a rate of 6% per annum and the outstanding principal amount and all accrued interest are payable upon demand or sooner if prepaid by the Company. The balance as of June 30, 2008 is $21,464.

We also have obtained a revolving line of credit with the Bank, in the maximum amount of $250,000. This line of credit bears interest at the rate of prime plus one percent (6% as of June 30, 2008), and has no stipulated repayment terms. As of June 30, 2008, the amount of principal and interest outstanding on this credit line was $249,863. This line of credit is secured by a lien on substantially all of our assets.

Financing Activities.

In September 2005, the Company sold to accredited investors, in a private placement offering (the “September 2005 Private Placement”), 2,870 Series A Shares and warrants to purchase up to of 5,740,000 shares of common stock (the “Series A Warrants”), resulting in the receipt by the Company of $2,870,000 of gross proceeds including the repayment of $50,000 of indebtedness outstanding under the Bridge Loan from HSK Funding, Inc., by the conversion of that amount into Series A Shares and Series A Warrants. These securities are convertible into shares of common stock. After deduction of all offering expenses for the September 2005 Private Placement, including the placement agent's commissions and nonaccountable expense allowance, the Company received net proceeds of $2,485,163. The Company used these net proceeds for debt repayment, legal fees, and general working capital purposes. As of June 30, 2008, 420 Series A Shares were converted into 938,500 shares of our common stock. Additionally, during 2007 and through June 30, 2008, we issued an aggregate of 1,564,816 shares of common stock to the holders of our Series A Shares, in lieu of cash dividends.

Anticipated Funding of Operations.

The amount required to fund the growth of our ongoing operations, as well as the means by which we obtain this funding, will be wholly dependent on the magnitude and timeframes we set for any growth in our business. Based on our current expected growth in the next 12 to 24 months, we expect to fund our ongoing operations as follows:

Cash Flow from Operations

Although we experienced a slight decrease in sales during the first half of 2008 as compared to the same period in 2007, and a reduction in cash flow from operations, our business remained profitable during the first six months of 2008. In an attempt to increase our cash flow from operations during the second half of 2008, we intend to significantly reduce our inventory and our operating expenses. Prior to this year, we increased our cash flow from operations for an 18 month period through a consistent plan of reducing operating costs and increasing profit margins on our sales. We intend to continue this policy throughout the remainder of 2008 and we remain optimistic that we can reach profitability levels similar to 2007, although no assurances can be made that we will attain such profitability levels or be profitable at all. We believe that by keeping our operating costs at the reduced levels we achieved in 2007, and continuing to increase our profit margins, we will continue to generate sufficient cash flow from operations to fund our business for at least the next twelve months. To the extent that we experience a significantly weaker sales climate during the remainder of 2008, our ability to continue to generate such cash flow could be impaired, notwithstanding our reduced operating costs and increased profit margins.

Bank Financing

We currently have a revolving credit line with Fifth Third Bancorp in a total available amount of $250,000 of which $249,863 was funded at June 30, 2008.

Equity Financing

Although it is not our intention to raise additional funds through the sale of our equity securities to directly fund our working capital needs, to the extent that sales of our power sports products continue at the levels experienced in 2007 and through the first half of 2008 and/or the growth of our business involves either the acquisition of other power sports dealers or the acquisition of significant assets out of the ordinary course of our business, such as acquiring inventory of a new brand of motorcycles, we will most likely be required to raise additional funds through the sale of common stock or preferred stock to consummate any of these acquisitions. It could be difficult for us to raise funds in amounts and on terms sufficient to fund any of these proposed acquisitions.

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

Results of Operations.

Three Months Ended June 30, 2008 Compared With Three Months Ended June 30, 2007.

	June 30, 2008	June 30, 2007	Increase (Decrease)	% Change
Total Revenues	$35,159,897	$35,307,143	$(147,264)	(0.42)%
Cost of Sales	$29,684,574	$29,099,759	$584,815	1.99%
Operating Expenses	$4,061,591	$3,780,438	$281,153	7.44%
Income from Operations	$1,413,714	$2,426,946	$(1,013,232)	(41.75)%
Other Income and (Expense)	$(246,681)	$(302,012)	$(55,331)	(18.32)%
Income before Provision for Income Taxes	$1,167,033	$2,124,934	$(957,901)	(45.08)%
Net Income before Preferred Dividends	$756,433	$1,387,934	$(631,501)	(45.45)%

Total Revenues:

Total revenues for the three months ended June 30, 2008 were $35,159,897 representing a decrease of $147,264 (0.42%) from the $35,307,143 reported for the three months ended June 30, 2007. This reduction in revenues between the two periods is primarily attributable to the weak overall economic environment and the increased difficulty for consumers to obtain loans to finance the purchase of our products, all of which caused a reduction in our motorcycle sales, as well as sales throughout the industry.

Cost of Sales:

Cost of sales for the three months ended June 30, 2008 was $29,684,574, which was $584,815 (1.99%) more than cost of sales of $29,099,759 for the same period in 2007.  This increase in cost of sales was primarily attributable to increased freight and storage costs between the two comparable periods.

Operating Expenses:

Operating expenses for the three months ended June 30, 2008 were $4,061,591, an increase of $281,153 (7.44%) from $3,780,438 for the same period in 2007.  The aggregate increase in such costs was primarily attributable to an increase in advertising expenses of approximately $228,000 and an increase in payments to certain independent contractors of $73,433 between the applicable periods. Such increases were offset, in part, by minor reductions in other operating expenses between the two comparable periods.

Income from Operations:

We had income from operations before other income (expense) for the three months ended June 30, 2008 of $1,413,714, as compared to income from operations of $2,426,946 for the same period in 2007, which reflects a decrease in income of $1,013,232 (41.75%). This decrease in income from operations was primarily the result of a decline in profit margins on the sale of our products to approximately 15.5% for the three months ended June 30, 2008 from 17.6% for the three months ended June 30, 2007. This reduction in profit margins was primarily attributable to our inability to sell motorcycles at a higher price per unit in the second quarter of 2008 compared to the second quarter of 2007, and the increased difficulty consumers faced in obtaining financing in the second quarter of 2008 to pay such higher prices. Additionally, because of excess inventory, we found it necessary to sell more products to our wholesale customers at no or little markup. Furthermore this reduction in income was also attributable to the $281,153 increase in operating expenses discussed above.

Other Income and (Expense):

Other expenses for the three months ended June 30, 2008 decreased $55,331 (18.32%) to $246,681 from $302,012 for the same period in 2007. This decrease in other expenses was primarily attributable to a reduction in interest expense of approximately $45,905, as a result of the decrease in the interest rate applicable to our outstanding indebtedness and floor plan financing for the three months ended June 30, 2008 as compared to the same period in 2007.

Income before Provision for Income Taxes:

We had income before provision for taxes, for the three months ended June 30, 2008 of $1,167,033 as compared with income before provision for taxes of $2,124,934 for the same period in 2007, which represents a decrease of $957,901 (45.08%).  This decrease was primarily attributable to the reduction in revenues, increase in cost of sales and increase in operating expenses, which was offset, in part, by the reduction in interest expense, all as described above.

Income before Preferred Dividends:

We had income before preferred dividends of $756,433 for the three months ended June 30, 2008, as compared to net income before preferred dividends of $1,387,934 for the same period in 2007. This reflects a decrease in income before preferred dividends of $631,501 (45.45%) between these comparable periods.  This decrease in net income before preferred dividends is attributable to the same factors described with respect to income before provision for taxes above, but was offset by the provision of $326,400 less for income taxes for the three months ended June 30, 2008 compared to the same period in 2007, as a result of lower income during the second quarter of 2008 compared with the second quarter of 2007.

Six Months Ended June 30, 2008 Compared With Six Months Ended June 30, 2007.

	June 30, 2008	June 30, 2007	Increase (Decrease)	% Change
Total Revenues	$54,446,778	$56,213,047	$(1,766,269)	(3.14)%
Cost of Sales	$46,589,073	$47,528,395	$(939,322)	(1.98)%
Operating Expenses	$7,010,499	$6,573,218	$437,281	6.65%
Income from Operations	$847,206	$2,111,434	$(1,264,228)	(59.86)%
Other Income and (Expense)	$(477,954)	$(713,733)	$(235,779)	(33.03)%
Income before Provision for Income Taxes	$369,252	$1,397,701	$(1,028,449)	(73.58)%
Net Income before Preferred Dividends	$216,652	$914,201	$(697,549)	(76.30)%

Total Revenues:

Total revenues for the six months ended June 30, 2008 were $54,446,778 representing a decrease of $1,766,269 (3.14%) from the $56,213,047 reported for the six months ended June 30, 2007. This reduction in revenues between the two periods is primarily attributable to the weak overall economic environment and the increased difficulty for consumers to obtain loans to finance the purchase of our products, all of which caused a reduction in our motorcycle sales, as well as sales throughout the industry.

Cost of Sales:

Cost of sales for the six months ended June 30, 2008 was $46,589,073, which was $939,322 (1.98%) less than cost of sales of $47,528,395 for the same period in 2007. This decrease in cost of sales was primarily attributable to a corresponding decrease in sales during the first six months of 2008 compared with the same period in 2007, which was partially offset by increases in freight and storage charges during the second quarter of 2008.

Operating Expenses:

Operating expenses for the six months ended June 30, 2008 were $7,010,499, an increase of $437,281 (6.65%) from $6,573,218 for the same period in 2007.  The aggregate increase in such costs was primarily attributable to an increase in advertising costs of approximately $264,000, an approximate $144,000 increase in outside services expense and an approximate increase of $82,000 in professional fees for the six months ended June 30, 2008 as compared to the same period ended June 30, 2007.

Income from Operations:

We had income from operations before other income (expense) for the six months ended June 30, 2008 of $847,206, as compared to income from operations of $2,111,434 for the same period in 2007, which reflects a decrease in income of $1,264,228 (59.86%). This decrease in income from operations was primarily the result of a decline in profit margins on the sale of our products to approximately 14.4% for the six months ended June 30, 2008 from 15.4% for the six months ended June 30, 2007. This reduction in profit margins was primarily attributable to our inability to sell motorcycles at a higher price per unit in the first half of 2008 compared to the first half of 2007, and the increased difficulty consumers faced in obtaining financing in the first half of 2008 to pay such higher prices. Additionally, because of excess inventory, we found it necessary to sell more products to our wholesale customers at no or little markup. Furthermore this reduction in income was also attributable to the $437,281 increase in operating expenses discussed above.

Other Income and (Expense):

Other expenses for the six months ended June 30, 2008 decreased $235,779 (33.03%) to $477,954 from $713,733 for the same period in 2007. This decrease in other expenses was primarily attributable to a reduction in interest expense of approximately $(235,650), as a result of the decrease in the interest rate applicable to our outstanding indebtedness and floor plan financing for the six months ended June 30, 2008 as compared to the same period in 2007.

Income before Provision for Taxes:

We had income before provision for taxes, for the six months ended June 30, 2008 of $369,252 as compared with income before provision for taxes of $1,397,701 for the same period in 2007, which represents a decrease of $1,028,449 (73.8%).  This decrease was primarily attributable to the reduction in revenues and increase in operating expenses, which was offset, in part, by the reduction in cost of sales and interest expense, all as described above.

Income before Preferred Dividends:

We had income before preferred dividends of $216,652 for the six months ended June 30, 2008, as compared to net income before preferred dividends of $914,201 for the same period in 2007. This reflects a decrease in income before preferred dividends of $697,549 (76.30%) between these comparable periods. This decrease in net income before preferred dividends during the six months ended June 30, 2008 as compared to the same period in 2008 is attributable to the same factors described with respect to income before provision for taxes above, but was offset by the provision of $330,900 less for income taxes for the six months ended June 30, 2008 compared to the same period in 2007, as a result of lower income during the first half of 2008 compared with the first half of 2007.

Liquidity and Capital Resources.

Our primary source of liquidity has been cash generated by operations and borrowings under various credit facilities. As of June 30, 2008, we had $596,072 in cash and cash equivalents, compared to $919,784 as of December 31, 2007. Until required for operations, our policy is to invest excess cash in bank deposits and money market funds. Net working capital as of June 30, 2008 was $1,744,704, compared to $1,442,703 as of December 31, 2007.

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

The Company has acquired the loans described under the heading Loan Transactions above. As a result of the September 2005 Private Placement, the Company also raised additional cash from financing activities of approximately $2,485,000 for use in connection with its operations. Additionally, in the future the Company may attempt to raise additional financing through the sale of its debt and/or equity securities for expansion of its business, including acquisitions of other dealers and distribution rights for brands.

As of June 30, 2008, we had outstanding indebtedness payable within 12 months in an aggregate amount of approximately $24,683,011 million. Of this amount, approximately $20,198,780 million is payable to financial institutions in repayment of loans and other credit facilities provided to us and approximately $4,484,231 million relates to outstanding trade payables. In the event that we are unable to repay all or any portion of these outstanding amounts from cash from operations, we would be required to (i) seek one or more extensions for the payment of such amounts, (ii) refinance such debt to the extent available, (iii) raise additional equity capital or (iv) consummate any combination of the foregoing transactions.

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

Management believes from information obtained within the industry that several motorcycle manufacturers have reduced the number of motorcycles they export to U.S. dealers for the model year 2008. This has resulted in fewer units allocated to most dealerships. However, we believe that because of the number of units sold from our dealerships in 2007 and because allocation of units by dealerships is based upon the number of units a dealership sold during the prior year, we will not be adversely affected by the reduced production in 2008.

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

Critical Accounting Policy and Estimates.

Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, as promulgated by the PCAOB. The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, fixed assets, inventory, accounts receivable, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Set forth below are the policies that we have identified as critical to our business operations and the understanding of our results of operations or that involve significant estimates. For detailed discussion of other significant accounting policies see Note A, Summary of Significant Accounting Policies, of the Notes to the Consolidated Financial Statements, contained elsewhere in this Prospectus.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2008.

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

Under the supervision of management, including the two executive officers, an evaluation was conducted to measure the effectiveness of the Company’s internal control over financial reporting. This evaluation was based on the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The evaluation was conducted to assess the effectiveness of the Company’s internal control as it related to the financial reporting as of June 30, 2008. Management believes that the Company’s internal control over financial reporting was effective as of June 30, 2008.

PART II

OTHER INFORMATION
Item 1.  Legal Proceedings

None.

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

GIANT MOTORSPORTS, INC.

Date: August 14, 2008	By:	/s/ Russell A. Haehn
Name: Russell A. Haehn Title: Chairman of the Board of Directors, Chief Executive Officer and Secretary (Principal Executive Officer)

Date: August 14, 2008	By:	/s/ Gregory A. Haehn
Name: Gregory A. Haehn Title: President, Chief Operating Officer, Treasurer and a Director (Principal Financial and Accounting Officer)