Form 10-Q
period 2008-09-30
GIANT MOTORSPORTS INC
filed 2008-11-14
CIK 1204947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended September 30, 2008

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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date. As of November 10, 2008 the registrant had  12,948,316  shares of common stock, $.001 par value, issued and outstanding.

GIANT MOTORSPORTS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GIANT MOTORSPORTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS

	September 30, 2008	December 31, 2007
	Unaudited	Audited
CURRENT ASSETS
Cash and cash equivalents	$236,816	$919,784
Accounts receivable, net	4,380,333	3,421,107
Inventories	18,095,980	25,626,033
Deferred tax assets	6,100	22,000
Loan receivable related party	433,680	-
Prepaid expenses	41,602	28,069
TOTAL CURRENT ASSETS	23,194,511	30,016,993

FIXED ASSETS, NET	1,402,961	1,666,828

OTHER ASSETS
Intangibles, net	1,688,950	1,688,950
Deposits	45,600	45,600
TOTAL OTHER ASSETS	1,734,550	1,734,550
TOTAL ASSETS	$26,332,022	$33,418,371

The accompanying notes are an integral part of these condensed consolidated financial statements.

GIANT MOTORSPORTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
LIABILITIES AND STOCKHOLDERS' EQUITY

	September 30, 2008	December 31, 2007
	Unaudited	Audited
CURRENT LIABILITIES
Current portion of long-term debt	$475,025	$796,510
Notes payable, floor plans	16,391,370	24,748,401
Note payable, officer	257,994	119,551
Accounts payable, trade	1,832,647	1,055,932
Accrued expenses	627,879	583,102
Accrued tax provision	567,200	436,200
Customer deposits	1,181,910	834,594
TOTAL CURRENT LIABILITIES	21,334,025	28,574,290

DEFERRED TAX LIABILITIES	13,500	13,500

LONG-TERM DEBT, NET	260,132	428,488
TOTAL LIABILITIES	21,607,657	29,016,278

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value, authorized 5,000,000 shares 5,000 shares designated Series A Convertible, $1,000 stated value 2,450 shares issued and outstanding at September 30, 2008 and December 31, 2007.	2,450,000	2,450,000
Common stock, $.001 par value, authorized 75,000,000 shares 12,948,316 and 12,452,651 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	12,949	12,453
Additional paid-in capital	2,141,942	2,053,218
Additional paid-in capital - Options	93,426	93,426
Additional paid-in capital - Warrants	1,724,800	1,724,800
Additional paid-in capital - Beneficial conversions	1,303,400	1,303,400
Issuance cost on preferred series A shares convertible	(786,762)	(786,762)
Accumulated deficit	(2,215,390)	(2,448,442)
TOTAL STOCKHOLDERS' EQUITY	4,724,365	4,402,093
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$26,332,022	$33,418,371

The accompanying notes are an integral part of these condensed consolidated financial statements.

GIANT MOTORSPORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30,

	Nine months ended		Three Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES
Sales	$76,375,145	$76,501,606	$23,581,522	$22,348,068
Finance, insurance and extended service revenues	2,157,250	2,810,347	504,095	750,838
TOTAL REVENUES	78,532,395	79,311,953	24,085,617	23,098,906
COST OF SALES	67,268,668	66,772,340	20,679,595	19,243,945
GROSS PROFIT	11,263,727	12,539,613	3,406,022	3,854,961
OPERATING EXPENSES
Selling expenses	6,286,961	6,396,637	1,834,964	2,041,189
General and administrative expenses	3,692,395	3,337,222	1,133,893	1,119,452
	9,979,356	9,733,859	2,968,857	3,160,641
INCOME FROM OPERATIONS	1,284,371	2,805,754	437,165	694,320
OTHER INCOME AND (EXPENSE)
Other income, net	74,543	77,194	4,591	47,555
Gain on sale of asset	-	184	-	-

Interest expense, net	(763,992)	(1,004,254)	(216,086)	(260,698)

	(689,449)	(926,876)	(211,495)	(213,143)
INCOME BEFORE PROVISION (BENEFIT) FOR TAXES	594,922	1,878,878	225,670	481,177
PROVISION (BENEFIT) FOR INCOME TAXES	186,900	414,000	34,300	(69,500)
INCOME BEFORE PREFERRED DIVIDENDS	408,022	1,464,878	191,370	550,677
PREFERRED DIVIDENDS	174,970	185,287	85,750	92,584
NET INCOME ATTRIBUTABLE TO
COMMON SHAREHOLDERS	$233,052	$1,279,591	$105,620	$458,093
BASIC INCOME PER SHARE	$0.02	$0.11	$0.01	$0.04

DILUTED INCOME PER SHARE	$0.01	$0.04	$0.00	$0.02

WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC	12,839,776	12,148,380	12,948,316	12,291,232
DILUTED	29,519,350	28,827,954	29,627,890	28,549,427

The accompanying notes are an integral part of these condensed consolidated financial statements.

GIANT MOTORSPORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 and 2007

	2008	2007
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$408,022	$1,464,878
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation	322,469	331,081
Deferred federal income tax credit (net)	15,900	(16,200)
Bad debt expense	79,460	35,261
(Gain) on sale of asset	-	(184)
(Increase) decrease in accounts receivable, net	(1,038,686)	659,777
(Increase) in accounts receivable, employees	-	(15,436)
Decrease in inventories	7,530,053	3,373,795
(Increase) in prepaid expenses	(13,533)	(18,817)
Increase in customer deposits	347,316	428,151
Increase (decrease) in accounts payable trade	776,715	(736,439)
(Decrease) in floor plan liability	(8,357,031)	(5,344,565)
Increase in accrued income taxes	131,000	430,200
Increase in accrued expenses	44,777	119,968
NET CASH PROVIDED BY OPERATING ACTIVITIES	246,462	711,470

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of fixed assets	(58,602)	(45,863)
Proceeds from sale of property and equipment	-	7,000
(Increase) in deposits	-	(4,600)
(Increase) in accounts receivable, affiliates	(433,680)	-
NET CASH (USED IN) INVESTING ACTIVITIES	(492,282)	(43,463)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on long-term debt	(489,841)	(286,424)
Proceeds from note payable - officer	298,443	(182,547)
Payments on note payable - officer	(160,000)	-
Preferred stock dividends to shareholders	(85,750)	-
NET CASH (USED IN) FINANCING ACTIVITIES	(437,148)	(468,971)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(682,968)	199,036

CASH AND CASH EQUIVALENTS, beginning of Period	919,784	156,530
CASH AND CASH EQUIVALENTS, end of Period	$236,816	$355,566

OTHER SUPPLEMENTARY CASH FLOW INFORMATION
Debt incurred for acquisition of vehicles and equipment	-	$56,827
Income taxes paid	$40,000	-
Interest paid	$758,506	$1,004,254
Preferred stock dividends paid in common stock	$89,220	$185,287

The accompanying notes are an integral part of these condensed consolidated financial statements.

GIANT MOTORSPORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 and 2007
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
SEPTMEBER 30, 2008 and 2007
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

Allowance for Doubtful Accounts:
Accounts are written off when management determines that an account is uncollectible. Recoveries of accounts previously written off are recorded when received. An estimated allowance for doubtful accounts is determined to reduce the Company’s receivables to their carrying value, which approximates fair value. The allowance is estimated based on historical collection experience, specific review of individual customer accounts, and current economic and business conditions. Historically, the Company has not incurred any significant credit related losses. Management has determined that an allowance of $25,000 is sufficient at September 30, 2008 and December 31, 2007.

GIANT MOTORSPORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2008 and 2007
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
SEPTEMBER 30, 2008 and 2007
(UNAUDITED)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Concentration of Credit Risk:
Financial instruments that potentially subject the Company to credit risk consist of cash equivalents and accounts receivable.

The Company’s policy is to review the amount of credit exposure to any one financial institution and place investments with financial institutions evaluated as being creditworthy. In the ordinary course of business, the Company has bank deposits and overnight repurchase agreements that may exceed federally insured limits. The Company had $143,903 and $821,722 in excess of the federally insured limit at September 30, 2008 and December 31, 2007, respectively.

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
SEPTEMBER 30, 2008 and 2007
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

At September 30, 2008, income taxes are provided for amounts currently due and deferred amounts arising from temporary differences between income for financial reporting and income tax purposes.

Advertising Costs:
Advertising costs are expensed when incurred. Charges to operations amounted to $1,103,451 and $1,057,580 for the nine months ended September 30, 2008 and 2007, respectively.

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
SEPTEMBER 30, 2008 and 2007
(UNAUDITED)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings Per Share of Common Stock (Continued):
The following is a reconciliation of the computation for basic and diluted EPS:

	Nine Months Ended
	September 30,	September 30,
	2008	2007

Net income attributed to common shares	$233,052	$1.279,591

Weighted-average common shares outstanding (Basic)	12,839,776	12,148,380

Weighted-average common stock equivalents:
Warrants	16,679,574	16,679,574
Options	-	-
Weighted-average common shares outstanding	29,519,350	28,827,954

The Company uses the intrinsic value method to account for warrants granted to executive officers, directors, key employees and advisors for the purchase of common stock. No compensation expense is recognized on the grant date, since at that date, the warrant price equals or is higher than the market price of the underlying common stock. The Company discloses the pro forma effect of accounting for stock warrants under the fair value method. The Company uses the fair value method to account for warrants granted to advisors for the purchase of common stock. There were 16,679,574 common stock equivalents available at September 30, 2008 and 2007.

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

NOTE B - ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of receivables due from customers and dealers, manufacturers, employees, and finance companies for contracts in transit and is net of an allowance for doubtful accounts of $25,000 at September 30, 2008 and December 31, 2007.

GIANT MOTORSPORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2008 and 2007
(UNAUDITED)

NOTE C – LOAN RECEIVABLE – RELATED PARTY

The Company had extended funds to an entity, whose owner is an officer of the Company. These funds are non-interest bearing and have no specific repayment terms. As such, they have been classified as current assets. The balance as of September 30, 2008 and December 31, 2007 was $443,680 and $-0-, respectively.

NOTE D - INVENTORIES

Inventories consisted of vehicles and parts and accessories.

NOTE E - FIXED ASSETS

Fixed assets consisted of the following:

September 30,
2008

Fixtures and equipment	$2,165,584
Vehicles	448,439
Leasehold improvements	617,065
3,231,088
Less accumulated depreciation	1,828,127
NET FIXED ASSETS	$1,402,961

Depreciation expense charged to operations amounted to $322,469 and $331,081 for the nine months ended September 30, 2008 and 2007, respectively.

NOTE F - NOTES PAYABLE - FLOOR PLANS

The Company has various floor plan financing agreements aggregating $16,391,370 at September 30, 2008. Interest is payable monthly and fluctuates with prime and varies based on the type of unit financed and the length of time the unit remains on the floor plan (ranging from 5.0% to 18.0% at September 30, 2008). Principle payments are due upon the sale of the specific unit financed. The floor plans are collateralized by substantially all corporate assets.

GIANT MOTORSPORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2008 and 2007
(UNAUDITED)

NOTE G - LONG-TERM DEBT

Long-term debt consisted of various notes aggregating $485,294 at September 30, 2008. This amount matures at various times ranging from 2009 to 2011, bearing interest at various rates ranging from 5% to 10% per year. The notes are collateralized by substantially all of the Company’s assets.

The Company has a $250,000 revolving line of credit with a bank with an outstanding balance of $249,863 at September 30, 2008. The revolving line of credit has no stipulated repayment terms. This loan bears interest at prime plus one percent (6.00% at September 30, 2008) and is collateralized by substantially all of the Company’s assets.

NOTE H - NOTES PAYABLE- OFFICERS

Notes payable to officers consisted of two promissory notes bearing interest at 6% per year. The loans are payable on demand anytime after October 26, 2007 and as such, have been classified as current liabilities. Interest charged to operations amounted to $9,719 and $12,567 for the nine months ended September 30, 2008 and 2007, respectively. The aggregate balance at September 30, 2008 was $257,994.

NOTE I - LEASES

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

GIANT MOTORSPORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2008 and 2007
(UNAUDITED)

NOTE I - LEASES (CONTINUED)

The following is a five-year summary of future minimum lease payments under operating leases that have initial or remaining noncancellable terms in excess of one year as of September 30, 2008:

Year Ending	Amount

2009	$1,049,780
2010	1,072,633
2011	1,096,171
2012	1,120,415
2013	1,145,392
$5,484,391

The Company also leased two (2) residential locations in Chicago under a month-to-month agreement. The amount charged to rent amounted to $35,449 and $30,600 for the nine months ended September 30, 2008 and 2007, respectively.

NOTE J - INCOME TAXES

Income taxes (credit) consisted of the following:

	September 30,	December 31,
	2008	2007

Current	$171,000	$492,750
Deferred	15,900	38,250
	$186,900	$531,000

Income taxes paid amounted to $40,000 and $-0- for the nine months ended September 30, 2008 and 2007, respectively.

Deferred tax assets (liabilities) consisted of the following:

	September 30,	December 31,
	2008	2007
Deferred tax assets - current and long term:
Allowance for doubtful account and net operating loss carryforward	$6,100	$22,000

Deferred tax liabilities - long term	(13,500)	(38,250)
TOTALS	$(7,400)	$(16,250)

GIANT MOTORSPORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2008 and 2007
(UNAUDITED)

NOTE K - RELATED PARTY TRANSACTIONS

The Company leases its Ohio subsidiary retail facility from a shareholder, who has personally guaranteed the debt on the building, under a five-year agreement with two five-year renewal terms. Charges to operations amounted to $216,000 for the nine months ended September 30, 2008 and 2007.

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

The Company issued 495,665 and 660,904 shares of its common stock as a dividend to all Series A Preferred shareholders for the nine-month period ending September 30, 2008 and 2007, respectively, in accordance with the placement offering provisions. The Company issued a cash dividend in the amount of $85,750 on September 1, 2008 to all Series A Preferred shareholders.

NOTE M - COMMON STOCK

The Company has 75,000,000 shares of $.001 par common stock authorized, with 12,948,316 and 12,452,651 issued and outstanding at September 30, 2008 and December 31, 2007, respectively.

The Company issued 495,665 and 660,904 shares of common stock for the nine-month period ending September 30, 2008 and 2007, respectively, to holders of our Preferred Series A, in accordance with the placement offering provisions, as described above on NOTE L.

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

Overview of Economic Trends.

Effects of U.S. Credit Markets on Vehicle Financing

During 2007, the U.S. credit markets had dealt with the effects of numerous defaults by homeowners on “sub-prime” mortgage loans. By December 2007 these defaults had also begun to increase with respect to mortgages considered to be of less credit risk than “sub-prime” mortgages. Mortgage default rates have continued to increase through the first nine months of 2008 and are expected to increase throughout the remainder of the year. Additionally, in 2008, as a result of these defaults and other global credit problems, several banking institutions that have, in the past, provided vehicle financing for motorcycles and other powersports equipment have either ceased doing business or have significantly limited the availability of financing for motorcycles and other powersports equipment. Furthermore, to the extent that financing continues to be available, it is generally only available to consumers with the highest credit ratings, but at interest rates between 14.9% to 19.9% per year, notwithstanding the Federal Reserve’s reduction of the federal discount rate to 1.25% on October 29, 2008, a situation which can be directly attributed to significant tightening of the global credit markets. During the year ended December 31, 2007 approximately 31.4% of our motorcycle sales were financed. We believe that a significant portion of those sales were to customers who do not qualify as having the highest credit ratings and would therefore find it difficult to finance purchases of our products in the current economic environment. Additionally, since the reduction in the value of the securities markets has reduced the disposable income of many consumers, including those with the highest credit ratings, our sales have also been negatively impacted by the high interest rates being charged to those who can obtain financing. We believe that our sales will continue to be affected in a negative manner until the credit markets ease and financing becomes more readily available to potential customers for our products.

Effects of Changes in Fuel Costs

Fuel prices rose significantly during the first half of 2008, reaching an all-time high in July 2008, and then fell significantly during the third quarter as a result of a significant reduction in demand caused by a severe weakening of the global economy. Increases in the price of gasoline to over $4.00 per gallon, during the first half of 2008, resulted in a reduction in demand for oil in the second quarter of 2008. As previously stated, this reduction in demand has continued during the third quarter of 2008 due to the overall weak global economy. Based on current economic forecasts for an extended global recession, we believe that it is reasonable to assume that there will continue to be a lessening of demand for oil throughout the remainder of 2008 and into 2009, notwithstanding the lower price of oil. To the extent that gas prices remain at their current level of approximately $2.35 per gallon for an extended period of time or fall even further, it is possible that consumers will feel that they have more discretionary income to spend on motorcycles and other powersports equipment, which may be considered more for entertainment and not essential. Notwithstanding these lower prices, there is no assurance that such lower gas prices will provide potential customers with more disposable income as a result of the overall weakness of the economy. If, on the other hand, gas prices increase again to the higher levels experienced earlier this year, we that this could result in many consumers considering the use of motorcycles and scooters as alternative forms of transportation to automobiles, since motorcycles and scooters provide significantly better gas mileage than automobiles resulting in substantially lower fuel costs. While this could have a positive effect on our sales, again the effect of fuel prices may not be enough to counter the overall economic factors that have resulted in a reduction in motorcycle sales throughout the industry.

Effects of Increase in Unemployment

 Recently, the rate of unemployment in the United States has reached a historically high level. In addition to all of the other current economic factors contributing to a reduction in sales, it seems very likely that a continued increase in the unemployment rate will have a negative impact on sales.

Overall impact on our Future Earnings

Notwithstanding our downturn in sales during the first nine months of 2008 as compared to the first nine months of 2007, we intend to continue to evaluate and analyze our business decisions through effective inventory engagement, as described in greater detail under the heading Inventory Management, included elsewhere in this MD&A.  As described in the preceding paragraphs, the health of the U.S. economy, particularly the availability of credit and the discretionary spending power of potential customers, all will have an impact on our future earnings. We believe that we may be able to counter a portion of the reduction in sales by focusing more on sales of used motorcycles which have smaller ticket prices than new motorcycles and provide us with profit margins that can be between 30% and 40% greater than sales of new motorcycles. Additionally, although our revenue per unit may be less, it appears that we have been able to maintain greater sales levels of smaller motorcycles which even when sold new sell at prices significantly less than the larger models. While we are hoping that this strategy will help to increase our sales through the first quarter of 2009, until the credit markets are hopefully revived, there is no assurance that we will be successful. Furthermore, in the event that we are able to successfully integrate additional dealerships and/or new brands into our existing business, we believe that this could result in greater sales margins and an even greater increase in earnings. These greater sales margins would be created by the consolidation of expenses through the implementation of our superstore business plan, resulting in greater earnings per unit sold. While it is management's intent to pursue the goals described herein, we cannot assure you that these goals will be achieved at any level.

Loan Transactions.

On April 30, 2004, we paid $1,675,000 of the purchase price for Chicago Cycles by issuing to Kings Motorsports a 6% $1,675,000 aggregate principal amount note (the "Note"). We repaid all outstanding principal and interest on the Note remaining due and payable, on October 13, 2005.

To fund the amount payable at closing for Chicago Cycles, we borrowed $1,250,000 from The Fifth Third Bancorp Bank (the “Bank”), pursuant to a term loan. This loan, which initially matured on May 31, 2004, was refinanced with the Bank through a term loan amortized over a 72 month period, and was payable in full on May 31, 2007, bearing interest at prime plus one percent (6.0% as of September 30, 2008). This loan was renewed on October 25, 2007 under the same terms and conditions with a maturity date of August 31, 2010. Our payment obligations under this term loan also are personally guaranteed by Russell Haehn and Gregory Haehn. This loan is also secured by a first priority lien on all of our assets (including, without limitation, the Chicago Cycles assets). As of September 30, 2008, the outstanding amount of this term loan, including accrued interest thereon, was $451,440.

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

On October 27, 2006, Russell Haehn, the Company's Chairman and Chief Executive Officer, provided a working capital loan to the Company in the amount of $350,000. This loan is evidenced by a promissory note (the “2006 Note”) in the principal amount of $350,000 payable on demand any time after October 26, 2007. The 2006 Note bears interest at a rate of 6% per annum and the outstanding principal amount and all accrued interest are payable upon demand or sooner if prepaid by the Company. The balance as of September 30, 2008 was $166,407.

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

In consideration of a 1% fee on the principal sum due under the 2005 Bridge Note and the 2006 Bridge Note, on December 1, 2007, we executed a new promissory note in the principal amount of $320,000 (the “2007 Bridge Note”), which reflected the aggregate outstanding principal balance of $70,000 under the 2005 Bridge Note and $250,000 under the 2006 Bridge Note and cancelled the 2005 Bridge Note and the 2006 Bridge Note. The 2007 Bridge Note had an interest rate of 15.5% per annum with a maturity date of August 31, 2008. In August 2008, we repaid all outstanding principal and interest on the 2007 Bridge Note.

On February 26, 2008, Gregory Haehn, the Company’s President and Chief Operating Officer, provided a working capital loan to the Company in the amount of $100,000. This loan is evidenced by a promissory note (the “2008 Note”) in the principal amount of $100,000 payable on demand. The 2008 Note bears interest at a rate of 6% per annum and the outstanding principal amount and all accrued interest are payable upon demand or sooner if prepaid by the Company. The balance as of September 30, 2008 was $91,587.

We also have obtained a revolving line of credit with the Bank, in the maximum amount of $250,000. This line of credit bears interest at the rate of prime plus one percent (6.0% as of September 30, 2008), and has no stipulated repayment terms. As of September 30, 2008, the amount of principal and interest outstanding on this credit line was $249,863. This line of credit is secured by a lien on substantially all of our assets.

 Financing Activities.

In September 2005, the Company sold to accredited investors, in a private placement offering (the “September 2005 Private Placement”), 2,870 Series A Shares and warrants to purchase up to of 5,740,000 shares of common stock (the “Series A Warrants”), resulting in the receipt by the Company of $2,870,000 of gross proceeds including the repayment of $50,000 of indebtedness outstanding under the Bridge Loan from HSK Funding, Inc., by the conversion of that amount into Series A Shares and Series A Warrants. These securities are convertible into shares of common stock. After deduction of all offering expenses for the September 2005 Private Placement, including the placement agent's commissions and nonaccountable expense allowance, the Company received net proceeds of $2,485,163. The Company used these net proceeds for debt repayment, legal fees, and general working capital purposes. As of September 30, 2008, 420 Series A Shares were converted into 938,500 shares of our common stock. Additionally, during 2007 and through September 30, 2008, we issued an aggregate of 1,564,816 shares of common stock to the holders of our Series A Shares, in lieu of cash dividends. Our dividend payment to the holders of Series A Shares as of September 1, 2008, was paid in cash and not by issuing additional shares of our common stock. We paid these stockholders an aggregate of $85,750 in respect of this dividend. We currently intend to pay future dividend payments to the holders of our Series A Shares in cash and not by issuing additional shares of our common stock.

Anticipated Funding of Operations.

The amount required to fund the growth of our ongoing operations, as well as the means by which we obtain this funding, will be wholly dependent on the magnitude and timeframes we set for any growth in our business. Based on our current expected growth in the next 12 to 24 months, we expect to fund our ongoing operations as follows:

Cash Flow from Operations

Although we experienced a slight decrease in sales during the first nine months of 2008 as compared to the same period in 2007, and a reduction in cash flow from operations, our business remained profitable during the first nine months of 2008. In an attempt to increase our cash flow from operations during the remainder of 2008, we intend to significantly reduce our inventory and our operating expenses, which we had already begun to do during the third quarter. Prior to this year, we increased our cash flow from operations for an 18 month period through a consistent plan of reducing operating costs and increasing profit margins on our sales. We intend to continue this policy throughout the remainder of 2008 and we remain optimistic that we can reach profitability levels similar to 2007, although no assurances can be made that we will attain such profitability levels or be profitable at all. We believe that by keeping our operating costs at the reduced levels we achieved in 2007, and continuing to increase our profit margins, we will continue to generate sufficient cash flow from operations to fund our business for at least the next twelve months. To the extent that we experience a significantly weaker sales climate during the remainder of 2008, our ability to continue to generate such cash flow could be impaired, notwithstanding our reduced operating costs and increased profit margins.

Bank Financing

We currently have a revolving credit line with Fifth Third Bancorp in a total available amount of $250,000 of which $249,863 was funded at September 30, 2008.

Equity Financing

Although it is not our intention to raise additional funds through the sale of our equity securities to directly fund our working capital needs, to the extent that sales of our power sports products continue at the levels experienced in 2007 and through the first nine months of 2008 and/or the growth of our business involves either the acquisition of other power sports dealers or the acquisition of significant assets out of the ordinary course of our business, such as acquiring inventory of a new brand of motorcycles, we will most likely be required to raise additional funds through the sale of common stock or preferred stock to consummate any of these acquisitions. It could be difficult for us to raise funds in amounts and on terms sufficient to fund any of these proposed acquisitions.

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

Results of Operations

Three Months Ended September 30, 2008 Compared with Three Months Ended September 30, 2007.

	September 30, 2008	September 30, 2007	Increase (Decrease)	% Change
Total Revenues	$24,085,617	$23,098,906	$986,711	4.2%
Cost of Sales	$20,679,595	$19,243,945	$1,435,650	7.5%
Operating Expenses	$2,968,857	$3,160,641	$(191,784)	(6.1)%
Income from Operations	$437,165	$694,320	$(257,155)	(37)%
Other Income and (Expense)	$(211,495)	$(213,143)	$(1,648)	(0.8)%
Income before Provision for Income Taxes	$225,670	$481,177	$(255,507)	(53.1)%
Net Income before Preferred Dividends	$191,370	$550,677	$(359,307)	(65.3)%

Total Revenues:

Total revenues for the three months ended September 30, 2008 were $24,085,617, representing an increase of $986,711 (4.2%) from the $23,098,906 reported for the three months ended September 30, 2007. This increase in revenues between these two comparable periods was primarily attributable to our decision to substantially liquidate existing product inventory during the three month period ended September 30, 2008 at substantially lower prices per unit, many times at prices that were less than our cost. This decision was made in order to sell slow-moving 2008 models to free up space for new 2009 models, particularly at our Salem, Ohio location.

Cost of Sales:

Cost of sales for the three months ended September 30, 2008 was $20,679,595, which was $1,435,650 (7.5%) more than cost of sales of $19,243,945 for the same period in 2007. The increase on the cost of sales between these two comparable periods reflects the increase in the number of products sold due to our inventory liquidation during the three months ended September 30, 2008.

Operating Expenses:

Operating expenses for the three months ended September 30, 2008 were $2,968,857, a decrease of $191,784 (6.1%) from $3,160, 641 for the same period in 2007. This decrease in operating expenses was primarily attributable to a reduction in advertising costs of approximately $219,000 between the comparable periods.

Income from Operations:

We had income from operations before other income (expense) for the three months ended September 30, 2008 of $437,165, as compared to income from operations of $694,320 for the same period in 2007, which reflects a decrease of $257,155 (37%). Notwithstanding an increase in revenues between the two comparable periods and a corresponding reduction in cost of sales and operating expenses, income from operations decreased during the comparable period as a result of the significantly lower profit margins we experienced in connection with sales of our motorcycles during the three months ended September 30, 2008. Again, this occurred as a result of our decision to liquidate existing inventory many times at prices less than our cost of such products. As a result of the foregoing, the reduction in total cost of sales and operating expenses was not enough to make up for significant reduction in our profit margins per unit.

Other Income and (Expense):

Other expenses for the three months ended September 30, 2008 decreased $1,648 (0.8%) to $211,495 from $213,143 for the same period in 2007. This reduction in other expense would have been greater, as a result of the reduction of interest expense from $260,698 during the third quarter of 2007 to $216,086 during the same period in 2008, except for the fact that this was almost entirely offset by other income reported by us for the third quarter of 2007 in the amount of $47,555, consisting primarily of a non-recurring prior period adjustment of approximately $39,000 The reduction in interest expense between the comparable periods was primarily attributable to the reduction in interest rates applicable to our outstanding indebtedness and our floor plan financing, as well as the reduction in the amount of inventory at our locations.

Income before Provision for Income Taxes

We had income before provision for taxes for the three months ended September 30, 2008 of $225,670 as compared with income before provision for taxes of $481,177 for the same period in 2007, which represents a decrease of $255,507 (53.1%). The decrease in income before provision for income taxes can be attributed to the same reasons for the decrease in income from operations discussed above. Income before provision from income taxes during the third quarter of 2008 was somewhat better when compared with the same period in 2007, as a result of the reduction in interest expense, between the two periods, as described in Other Income and (Expense) above.

Net Income before Preferred Dividends:

We had income before preferred dividends of $191,370 for the three months ended September 30, 2008, as compared to net income before preferred dividends of $550,677 for the same period in 2007. This reflects a decrease in income before preferred dividends of $359,307 (65.3%) between these comparable periods. The decrease in net income before preferred dividends can be attributed to the same reasons for the decrease in income before provision for income taxes discussed above. The reduction between the comparable periods would have been less except for the fact that we recognized a benefit for income taxes of $69,500 on $481,177 of income before provision (benefit) for income taxes for the three months ended September 30, 2007 compared to a provision for income taxes of $34,300 on $225,670 of income before provision (benefit) for income taxes for the same period in 2008. This benefit for income taxes for the three months ended September 30, 2007 resulted from the application of the net operating loss for the fiscal year ended December 31, 2006 in calculating the taxes payable for the three months ended September 30, 2007.

Nine Months Ended September 30, 2008 Compared with Nine Months Ended September 30, 2007.

	September 30, 2008	September 30, 2007	Increase (Decrease)	% Change
Total Revenues	$78,532,395	79,311,953	(779,558)	(0.9)%
Cost of Sales	$67,268,668	66,772,340	496,328	0.7%
Operating Expenses	$9,979,356	9,733,859	245,497	2.5%
Income from Operations	$1,284,371	2,805,754	(1,521,383)	(54.2)%
Other Income and (Expense)	$(689,449)	(926,876)	237,427	(25.6)%
Income before Provision for Income Taxes	$594,922	1,878,878	(1,283,956)	(68.3)%
Net Income before Preferred Dividends	$408,022	1,464,878	(1,056,856)	(72.2)%

Total Revenues:

Total revenues for the nine months ended September 30, 2008 were $78,532,395 representing a decrease of $779,558 (0.9%) from the $79,311,953 reported for the nine months ended September 30, 2008. This reduction in revenues between the two periods is primarily attributable to the weak overall economic environment and the increased difficulty for consumers to obtain loans to finance the purchase of our products, all of which caused a reduction in our motorcycle sales, as well as sales throughout the industry. Revenues for the nine months ended September 30, 2008 would have been significantly less had we not liquidated our inventory position during the three months ended September 30, 2008, as described in the discussion of total revenues for the three month comparable periods above.

Cost of Sales:

Cost of sales for the nine months ended September 30, 2008 was $67,268,668, which was $469,328 (0.7%) more than cost of sales of $66,772,340 for the same period in 2008. This increase in cost of sales for the comparable periods reflects the decrease in cost of sales for the comparable six month periods ended June 30, 2008 and 2007, primarily attributable to a corresponding decrease in sales between those periods, which was more than offset by an increase in costs and sales during the three months ended September 30, 2008, as a result of our liquidation of existing inventory.

Operating Expenses

Operating expenses for the nine months ended September 30, 2008 were $9,979,356, an increase of $245,506 (2.5%) from $9,733,859 for the same period in 2007.  This increase was attributable to a significant increase in cancellation fees charged by manufacturers relating to canceled motorcycle and ATV orders made by our dealerships, which increased from approximately $10,000 for the nine month period ended September 30, 2007 to approximately $85,000 for the same period in 2008. This increase for the comparable periods also was attributable to (i) an increase in utility costs from approximately $176,000 during the first nine months of 2007 to approximately $215,000 for the same period in 2008; (ii) an increase in fuel costs related to fueling of motorcycles while maintained in our showrooms from approximately $91,400 during the nine months ended 2007 to approximately $131,000  for the same period in 2008; and (iii) an increase in advertising costs from approximately $1,057,600 during the first nine months of 2007 to approximately $1,103,500 for the same period in 2008.

Income from Operations:

We had income from operations before other income (expense) for the nine months ended September 30, 2008 of $1,284,371, as compared to income from operations before other income (expense) of $2,805,754 for the same period in 2007, which reflects a decrease in income of $1,521,383 (54.2%). This decrease in income from operations was primarily the result of a decline in profit margins on the sale of our products to approximately 14.4% during the first half of this year from 15.4% for the half of 2007. This reduction in profit margins was primarily attributable to our inability to sell motorcycles at a higher price per unit in the first half of 2008 compared to the first half of 2007, and the increased difficulty consumers faced in obtaining financing in the first half of 2008 to pay such higher prices. Additionally, this reduction also reflects the lower profit margins which resulted from our liquidation of inventory during the third quarter of 2008. Furthermore this reduction in income was also attributable to the $245,506 increase in operating expenses discussed above.

Other Income and (Expense):

Other expenses for the nine months ended September 30, 2008 decreased $237,427 (25.6%) to $689,449 from $926,876 for the same period in 2007. This reduction in other expense was primarily attributable to the reduction of interest expense from $1,004,254 during the first nine months of 2007 to $763,992 during the same period in 2008. The reduction in interest expense between the comparable periods was primarily attributable to the reduction in interest rates applicable to our outstanding indebtedness and our floor plan financing, as well as the reduction in the amount of inventory at our locations.

Income before Provision for Income Taxes

We had income before provision for taxes for the nine months ended September 30, 2008 of $594,922 as compared with income before provision for taxes of $1,878,878 for the same period in 2007, which represents a decrease of $1,283,956 (68.3%). The decrease in income before provision for income taxes can be attributed to the same reasons for the decrease in income from operations discussed above. Income before provision from income taxes during the first nine months of 2008 was somewhat better when compared with the same period in 2007, as a result of the reduction in interest expense, between the two periods, as described in Other Income and (Expense) above.

Net Income before Preferred Dividends:

We had income before preferred dividends of $408,022 for the nine months ended September 30, 2008, as compared to net income before preferred dividends of $1,464,878 for the same period in 2007. This reflects a decrease in income before preferred dividends of $1,056,856 (72.1%) between these comparable periods. The decrease in income before preferred dividends can be attributed to the same reasons for the decrease in income before provision for income taxes discussed above.

Liquidity and Capital Resources.

Our primary source of liquidity has been cash generated by operations and borrowings under various credit facilities. As of September 30, 2008, we had $236,816 in cash and cash equivalents, compared to $919,784 as of December 31, 2007. Until required for operations, our policy is to invest excess cash in bank deposits and money market funds. Net working capital as of September 30, 2008 was $1,860,486, compared to $1,442,703 as of December 31, 2007.

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

As of September 30, 2008, we had outstanding indebtedness payable within 12 months in an aggregate amount of approximately $19,584,915. Of this amount, approximately $16,866,395 is payable to financial institutions in repayment of loans and other credit facilities provided to us and approximately $2,718,520 relates to outstanding trade payables. In the event that we are unable to repay all or any portion of these outstanding amounts from cash from operations, we would be required to (i) seek one or more extensions for the payment of such amounts, (ii) refinance such debt to the extent available, (iii) raise additional equity capital or (iv) consummate any combination of the foregoing transactions.

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

Critical Accounting Policy and Estimates.

Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, as promulgated by the PCAOB. The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, fixed assets, inventory, accounts receivable, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Set forth below are the policies that we have identified as critical to our business operations and the understanding of our results of operations or that involve significant estimates. For detailed discussion of other significant accounting policies see Note A, Summary of Significant Accounting Policies, of the Notes to the Consolidated Financial Statements, contained elsewhere in this report.

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

Under the supervision of management, including the two executive officers, an evaluation was conducted to measure the effectiveness of the Company’s internal control over financial reporting. This evaluation was based on the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The evaluation was conducted to assess the effectiveness of the Company’s internal control as it related to the financial reporting as of September 30, 2008. Management believes that the Company’s internal control over financial reporting was effective as of September 30, 2008.

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

GIANT MOTORSPORTS, INC.

Date: November 14, 2008	By:	/s/ Russell A. Haehn
Name: Russell A. Haehn
Title: Chairman of the Board of Directors,
Chief Executive Officer and Secretary
(Principal Executive Officer)

Date: November 14, 2008	By:	/s/ Gregory A. Haehn
Name: Gregory A. Haehn
Title: President, Chief Operating Officer,
Treasurer and a Director
(Principal Financial and Accounting Officer)