Form 10-K
period 2008-12-31
GIANT MOTORSPORTS INC
filed 2009-04-14
CIK 1204947

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 for the fiscal year ended December 31, 2008

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
Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)
Yes ☐ No ☒

The aggregate market value of the common equity of the registrant held by non-affiliates as of April 8, 2009 was approximately $590,000 as computed by reference to the closing price of the common stock on the Over-the-Counter Bulletin Board as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2008 ($0.15). As of April 8, 2009, the number of issued and outstanding shares of common stock of the registrant was 12,948,316.

GIANT MOTORSPORTS, INC.

FORM 10-K

FISCAL YEAR ENDED DECEMBER 31, 2008

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

We are a Nevada corporation with our principal offices located at 13134 State Route 62, Salem, Ohio 44460, Tel. (440) 439-9480. Our web sites are: www.andrewscycles.com, www.chicagocycle.com and www.giantcorporate.com. Information on our websites does not constitute part of this report.

Development of Our Business

We commenced our motorcycle and powersports business with the acquisition of our W.W. Cycles subsidiary in January 2004, and shortly thereafter, in April 2004, expanded our business with the acquisition of our Chicago Cycles business.

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

Chicago Cycles Subsidiary

On April 30, 2004, we acquired substantially all of the assets of King's Motorsports, Inc. (the “Chicago Cycles Assets”), the corporate entity that conducted business under the name Chicago Cycle Center ("King's Motorsports"). We agreed to pay King’s Motorsports a total of $2,925,000 for the Chicago Cycles Assets, as follows:

•	$1,250,000 on the date of closing; and

•	$1,675,000 through the issuance to King’s Motorsports of a 6% $1,675,000 aggregate principal amount note (the "King's Note").

To fund the amount payable at closing for Chicago Cycles, we borrowed $1,250,000 from Fifth Third Bancorp (the "Bank"), pursuant to a term loan. This loan, which initially matured on May 31, 2004, was refinanced with the Bank through a term loan amortized over a 72 month period, and was payable in full on May 31, 2007, bearing interest at the rate of prime plus one percent (4.25% as of December 31, 2008). This loan was renewed on October 25, 2007 under the same terms and conditions with a maturity date of August 31, 2010. Our payment obligations under this term loan are personally guaranteed by Russell Haehn and Gregory Haehn. This loan is also secured by a first priority lien on all of our assets (including, without limitation, the Chicago Cycles Assets). As of December 31, 2008, the outstanding amount of this term loan, including accrued interest thereon, was $399,360.

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

We are a retail dealer of power sports products and sell our products in superstores that operate under the names “Andrews Cycles” and “Chicago Cycles.” Our Andrews Cycles subsidiary is located in Salem, Ohio, had approximately 40 employees, as of April 6, 2009, and sells power sports products to customers residing within an approximate 200 square mile area of its facilities. Our Chicago Cycles operations are located in Skokie, Illinois, have approximately 48 employees as of April 6, 2009, and sell power sports products to customers residing within an approximate 200 square mile area of its facilities. Both Andrews Cycles and Chicago Cycles also sell power sports products and parts through our websites specifically dedicated to those businesses.

In each of fiscal years ended December 31, 2008 and 2007, sales of motorcycles, ATV's and other power sports products, including accessories, accounted for approximately 97% of our total revenues generated during such periods.

Servicing and Repairs

In addition to product sales, we also provide servicing and repair services for the products we sell as a courtesy to our customers. These services, which are provided by mechanics, include crash repairs (body work) and normal wear and tear installation and repairs such as brake replacement, repair of exhaust systems, shock absorber replacement, battery replacement, oil changes and tune-ups. During our fiscal years ended December 31, 2008 and 2007, servicing and repairs accounted for approximately 3% of our total revenues generated during such periods. Servicing and repairs have always been an insignificant portion of our business.  Notwithstanding, we believe that today’s more advanced mechanical systems require servicing of motorcycles by professionals, which we believe could result in less self repairs and more opportunities to generate revenue from servicing and repairs in the future.

Competition

The motorcycle/power sports retailing industry is highly competitive with respect to price, service, location and selection. There are an estimated 4,000 retail stores throughout the United States. We compete with numerous dealerships in each of our market segments, many of which are larger and have significant financial and marketing resources. We also compete with private market buyers and sellers of used motorcycles and other power sports products dealers that sell used motorcycles and other power sports products, service center chains and independent shops for service and repair business. Some of these businesses are capable of operating on smaller gross margins than those on which we are capable of operating because they have lower overhead and sales costs.

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

Market for our Products and Services

According to the Motorcycle Industry Council, an organization that provides sales information for the motorcycle industry and other organizations that provide sales information, sales of motorcycles in the United States in 2008 decreased to 824,096 units (including  street bikes, off-road bikes and dual sport vehicles (vehicles used both on and off streets)). This represents a decline of 7.2% over the same sales figures in 2007. These statistics do not include Chinese imports.
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

Floor Plan Financing

We are dependent to a significant extent on our ability to finance the purchase of inventory, which in the motorcycle and power sports retail industries involves significant sums of money in the form of floor plan financing. As of December 31, 2008, the Company had $15,047,756 of floor plan notes payable. Substantially all the assets of our dealerships are pledged to secure such indebtedness, which may impede our ability to borrow from other sources. We currently have floor plan facilities with a variety of lenders, including primarily GE Commercial Distribution Finance Corporation, Fifth Third Bank, Kawasaki Motors Finance Company, Polaris Acceptance and American Honda Finance. Several of such lenders are associated with manufacturers with whom we have dealership agreements. Consequently, deterioration of our relationship with a manufacturer could adversely affect our relationship with the affiliated floor plan lender and vice versa.

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

Employees

As of April 6, 2009, we had approximately 88 employees (excluding our two executive officers), 40 of whom are employed at our Andrews Cycles dealership and the other 48 of whom are employed at our Chicago Cycles dealership. All of our employees were employed on a full-time basis including two executives, 47 salespersons, 6 administrative persons, 18 service technicians and 17 clerical persons. We are not a party to a collective bargaining agreement with our employees and we believe that our relationship with our employees is satisfactory.

Properties

Our principal executive offices are located at our 75,000 square foot facility at 13134 State Route 62, Salem Ohio 44460, which is also the offices and showroom for our Andrews Cycles dealership. We lease this facility from an affiliated entity controlled by Russell A. Haehn, our Chairman, Chief Executive Officer and a controlling shareholder. On October 1, 2006 we entered into a new lease for this facility, effective as of January 1, 2007 and continuing through December 2016, at a rental rate of $24,000 per month. The lease provides for two consecutive five-year renewal terms at a rental rate to be negotiated.

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

ITEM 1.A.  RISK FACTORS

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

The success of each of our dealerships is, in large part, dependent upon the overall success of the applicable manufacturers of our motorcycles and other power sports products. Accordingly, our success is linked to the financial condition, management, marketing, production and distribution capabilities of these manufacturers. Events such as labor strikes, that may adversely affect a manufacturer, may also adversely affect our business. Similarly, the delivery of motorcycles or other power sports products from manufacturers later than scheduled, which may occur particularly during periods of new product introductions, can lead to reduced sales during such periods. Furthermore, any event that causes adverse publicity involving these manufacturers may have an adverse effect on our business regardless of whether such event directly involves any of our dealerships.

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

There can be no assurance that we will be able to identify acquisition candidates that would result in the most successful combinations or that we will be able to consummate acquisitions on acceptable terms. The magnitude, timing and nature of future acquisitions will depend upon various factors, including the availability of suitable acquisition candidates, the negotiation of acceptable terms, our financial capabilities, the availability of skilled employees to manage the acquired companies and general economic and business conditions. In particular, the increasing competition among potential acquirers has resulted in higher prices being paid for attractive targets. If we are unable to acquire other motorcycle and power sports dealerships on acceptable terms we would be unable to realize our business plan, which could adversely affect our future business prospects.

We may not be able to obtain required approvals from manufacturers for prospective acquisitions.

The growth of our business through the acquisition of other motorcycle and power sports dealerships will depend on our ability to obtain the requisite manufacturer approvals. There can be no assurance that manufacturers will grant such approvals. While we are not aware of any manufacturers that limit the number of dealerships that may be held by any one company, or the number of dealerships that may be held in any geographic market, we believe that it is currently the policy of some manufacturers to restrict any company from holding contiguous dealerships (i.e. ownership of two dealerships without the existence of an unaffiliated dealership located geographically in between such two dealerships). We believe that our Andrews Cycles and Chicago Cycles distributorships currently are two of the largest volume dealers of power sports products in the Midwestern United States. If we continue to increase our market share for the sales of such products, manufacturers may become more likely to enforce these contiguous ownership restrictions against us. If we are unable to obtain any such required approvals from manufacturers, it could be difficult for us to realize our business plan, which could adversely affect our future business prospects.

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

Dependence on Floor Plan Financing.

We are dependent to a significant extent on our ability to finance the purchase of inventory, which in the motorcycle and power sports retail industries involves significant sums of money in the form of floor plan financing. As of December 31, 2008, we had $15,047,756 of floor plan notes payable. Substantially all the assets of our dealerships are pledged to secure such indebtedness, which may impede our ability to borrow from other sources. We currently have floor plan facilities with a variety of lenders, including primarily GE Commercial Distribution Finance Corporation, Fifth Third Bank, Kawasaki Motors Finance Company, and American Honda Finance. Several of such lenders are associated with manufacturers with whom we have dealership agreements. Consequently, deterioration of our relationship with a manufacturer could adversely affect our relationship with the affiliated floor plan lender and vice versa.

We have substantial outstanding indebtedness.

As of December 31, 2008, based upon our financial statements, our outstanding indebtedness to third parties, including the $15,047,756 of floor plan notes payable under our floor plan financing arrangements was approximately $19,382,690. As of December 31, 2008 approximately $399,360 of our outstanding indebtedness to third parties was represented by debt incurred by us, in connection with the acquisition of Chicago Cycles, which reflected the remaining outstanding amount of the $1,250,000 we borrowed from the Fifth Third Bank, pursuant to a Term Note dated March 12, 2004, to fund the initial $1,250,000 payment for such acquisition. The original loan from Fifth Third Bank matured on May 31, 2004, and we converted the entire $1,250,000 principal amount of this loan to a six (6) year term loan, which bears interest at the rate of prime plus one percent (4..25% at December 31, 2008) and is secured by a first priority lien on all of our assets, including the assets acquired from Chicago Cycles.

The motorcycle and power sports industries are subject to cyclical movements in the economy.

Sales of motorcycles/power sports products, historically have been cyclical, fluctuating with general economic cycles. During economic downturns, this industry tends to experience similar periods of decline and recession as the general economy. We believe that the industry is influenced by general economic conditions and particularly by consumer confidence, the level of personal discretionary spending, interest rates and credit availability. We believe that the downturn within the industry in 2008 was attributable to the following factors: (i) decreased access to credit, as consumers face more stringent requirements in order to obtain financing for motorcycle purchases; (ii) rising food costs, throughout the entire year, and rising energy costs during the first half of 2008, leaving consumers with less of their income for discretionary spending; and (iii) a significant increase in unemployment as well as the fear of unemployment by many who were still employed. There can be no assurance that the industry will not experience sustained periods of declining sales in the future, and that such decline in sales would not continue to have a material adverse effect on our operations.

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

Our success depends to a large degree upon the skills of our senior management team and current key employees at our subsidiaries. The Company depends particularly upon the following key executives: Gregory A. Haehn, who is our President, Chief Operating Officer and a director, and Russell A. Haehn, who is our Chief Executive Officer and Chairman of the board of directors. In addition, we rely on the management skills of Philip A. Andrews, the general manager of our Andrews Cycles business conducted by our W.W. Cycles subsidiary in Salem, Ohio.

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

Control by Management.

Subject to the requirement for us to obtain the separate approval of the holders of our Series A Shares with respect to certain matters, our officers and directors may be able to influence matters requiring shareholders approval because they own a majority of our outstanding shares of voting stock. Our executive officers and directors beneficially own in the aggregate 9,020,000 shares of common stock (including options to purchase 1,500,000 shares of common stock at an exercise price of $1.25 per share), or approximately 62.4% of our outstanding shares of common stock. Because our Series A Shares are entitled to vote along with our common stock on all matters presented to our shareholders for approval, our executive officers and directors actually own approximately 46.6% of our outstanding shares of voting stock (giving effect to the voting rights of the 2,450 Series A Shares outstanding at a rate of 2,000 votes for each such preferred share outstanding, and assuming exercise of all options held by such executive officers and directors). This concentration of ownership provides such persons with the ability, except with respect to those matters upon which the holders of the Series A Shares have a separate right of approval, to control and influence all corporate decisions and policies of shareholder voting matters, including, without limitation, the removal of directors. Additionally, except with respect to those matters upon which the holders of the Series A Shares have a separate right of approval, these persons would be able to approve any proposed amendment to our charter, a merger proposal, a proposed sale of assets or other major corporate transaction or a non-negotiated takeover attempt. This concentration of ownership may discourage a potential acquirer from making an offer to buy us, which, in turn, could adversely affect the market price of our common stock and warrants.

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

As a result of the foregoing rights granted to the holders of the Series A Shares, as long as we have any Series A Shares outstanding, we will not be able to (i) effect certain financing through the issuance of securities on parity with or senior to the Series A Shares or (ii) enter into certain merger transactions with other businesses or conduct certain other transactions, without the approval of the holders of a majority of the outstanding Series A Shares. In the event that the interests of the holders of the Series A Shares are not aligned with the interests of our other shareholders, it is likely that the holders of the Series A Shares will act in their own best interests, which could be to the detriment of our other shareholders with respect to any matters for which their approval is required. In addition, these special approval rights may discourage a potential acquirer from making an offer to buy us, which, in turn, could adversely affect the market price of our common stock and warrants.

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

As of April 8, 2009, there were outstanding Series A Shares convertible into a total of 4,900,000 shares of our common stock and options and warrants to purchase 8,340,000 shares of common stock, with exercise prices ranging from $0.40 to $2.25 per share. If the holders exercise a significant number of these securities at any one time, the market price of the common stock could fall. In the event that the anti-dilution provisions contained in the Series A Shares and the Series A Warrants are triggered and we also issue additional shares of our common stock as dividends on the Series A Shares so that all or a significant portion of our outstanding common stock becomes available for resale, this could cause an even greater reduction in the market price of our common stock. The value of the common stock held by other shareholders will be diluted. The holders of the options and warrants have the opportunity to profit if the market price for the common stock exceeds the exercise price of their respective securities, without assuming the risk of ownership. If the market price of the common stock does not rise above the exercise price of these securities, then they will expire without exercise. The holders of these options and warrants may also exercise their securities if we are able to raise capital privately or from the public on terms more favorable than those provided in these securities. We cannot predict exactly if, or when, such a financing will be needed or obtained. Furthermore, we cannot predict whether any such financing will be available on acceptable terms, or at all.

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

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of our security holders during the fourth quarter of our fiscal year ended December 31, 2008.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded in the over-the-counter market on the Nasdaq OTC Bulletin Board under the symbol “GMOS.” The following table shows the price range of the Company's common stock for each quarter ended during the last two fiscal years.

	BID		ASK
Quarter Ended	High	Low	High	Low

3/31/07	.16	.16	.24	.24
6/31/07	.30	.30	.33	.33
9/30/07	.25	.25	.40	.40
12/31/07	.28	.25	.29	.29
3/31/08	.28	.16	.30	.18
6/30/08	.18	.14	.15	.10
9/30/08	.19	.12	.23	.17
12/31/08	.10	.09	.14	.07

HOLDERS

As of April 9, 2009, there were approximately 33 holders of record of the Company's common stock.

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

Pursuant to our Restated Articles of Incorporation, our Board of Directors is authorized, subject to any limitations prescribed by law, and subject to certain approval rights we have provided to the holders of our Series A Shares, to provide for the issuance of up to 5,000,000 shares of preferred stock from time to time in one or more series and to establish the number of shares to be included in each such series and to fix the designation, powers, preferences and relative, participating, optional and other special rights of the shares of each such series and any qualifications, limitations or restrictions thereof. Because the Board of Directors has such power to establish the powers, preferences and rights of each series, it may afford the holders of preferred stock preferences, powers and rights (including voting rights and rights to receive dividends) senior to the rights of the holders of common stock. The issuance of shares of preferred stock, or the issuance of rights to purchase such shares, could be used to discourage an unsolicited acquisition proposal.

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

Conversion.

Election to Convert.. Each Series A Share may initially be converted, at any time, at the election of the holder, into 2,000 shares of our common stock, subject to certain adjustments.

Mandatory Conversion.. We have the right, in our sole discretion, to require that all of the outstanding Series A Shares be converted into shares of our common stock at the same conversion rate applicable to a conversion election. We have this right to require conversion at any time: (1) the last trade price of our common stock reported on the OTC Bulletin Board for each of the ten consecutive trading days ending two business days prior to the date of our conversion election exceeds $1.50 per share (subject to certain adjustments, including adjustments for anti-dilution) and (2) the common stock issuable upon conversion of the Series A Shares is covered by an effective registration statement during the entire ten-day period and through the date of the conversion.

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

RECENT SALES OF UNREGISTERED SECURITIES

We did not sell any unregistered securities during the year ended December 31, 2008..

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information about the Company's common stock that may be issued upon the exercise of stock options under all of our equity compensation plans in effect as of December 31, 2008.

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

Together with our two wholly-owned subsidiaries, we own and operate two retail power sports superstores. Our core brands include Suzuki, Yamaha, Honda, Ducati, Kawasaki, and Polaris. Our superstores operate under the names “Andrews Cycles” and “Chicago Cycles.” Andrews Cycles is located in Salem, Ohio, has approximately 40 employees and operates from an approximately 75,000 square foot facility. Chicago Cycles is located in the Chicago metropolitan area, has approximately 48 employees and operates from an approximately 95,000 square foot facility in Skokie, Illinois, pursuant to a ten-year lease we entered into in October 2004.

Overview of Economic Trends.

Effects of U.S. Credit Markets on Vehicle Financing

During 2007, the U.S. credit markets had dealt with the effects of numerous defaults by homeowners on “sub-prime” mortgage loans. By December 2007 these defaults had also begun to increase with respect to mortgages considered to be of less credit risk than “sub-prime” mortgages. Mortgage default rates have continued to increase through 2008 and are expected to increase for the foreseeable future. Additionally, in 2008, as a result of these defaults and other global credit problems, several banking institutions that have, in the past, provided vehicle financing for motorcycles and other powersports equipment have either ceased doing business or have significantly limited the availability of financing for motorcycles and other powersports equipment. Furthermore, to the extent that financing continues to be available, it is generally only available to consumers with the highest credit ratings, but at interest rates between 14.9% to 19.9% per year, notwithstanding the Federal Reserve’s reduction of the federal discount rate to .25% on December 16, 2008, a situation which can be directly attributed to significant tightening of the global credit markets. In 2008 approximately 26.7% of our motorcycle sales were financed as compared to approximately 31.4% of our sales in 2007.  We believe that this reduction in the number of motorcycle sales financed, in 2008, was primarily attributable to a significant decrease in the number of potential customers who could qualify for financing, as a result of the availability of financing to only those consumers with the highest credit ratings. Additionally, since the reduction in the value of the securities markets has reduced the disposable income of many consumers, including those with the highest credit ratings, our sales have also been negatively impacted by the high interest rates being charged to those who can obtain financing. We believe that our sales will continue to be affected in a negative manner until the credit markets ease and financing becomes more readily available to potential customers for our products.

Effects of Changes in Fuel Costs

Fuel prices rose significantly during the first half of 2008, reaching an all-time high in July 2008, and then fell significantly during the third quarter as a result of a significant reduction in demand caused by a severe weakening of the global economy. Increases in the price of gasoline to over $4.00 per gallon, during the first half of 2008, resulted in a reduction in demand for oil in the second half of 2008. This reduction in demand has continued, to a slightly lesser degree, during the first quarter of 2009 due to the overall weak global economy. Based on current economic forecasts for an extended global recession, we believe that it is reasonable to assume that there will continue to be a lessening of demand for oil throughout at least the first half of 2009, notwithstanding the lower price of oil. To the extent that gas prices remain at their current level of approximately $2.00 per gallon for an extended period of time or fall even further, it is possible that consumers will feel that they have more discretionary income to spend on motorcycles and other powersports equipment, which may be considered more for entertainment and not essential. Notwithstanding these lower prices, there is no assurance that such lower gas prices will provide potential customers with more disposable income as a result of the overall weakness of the economy. If, on the other hand, gas prices increase again to the higher levels experienced during the first half of 2008, we believe that this could result in many consumers considering the use of motorcycles and scooters as alternative forms of transportation to automobiles, since motorcycles and scooters provide significantly better gas mileage than automobiles resulting in substantially lower fuel costs. While this could have a positive effect on our sales, again the effect of fuel prices may not be enough to counter the overall economic factors that have resulted in a reduction in motorcycle sales throughout the industry.

Effects of Increase in Unemployment

Recently, the rate of unemployment in the United States has reached a historically high level. In addition to all of the other current economic factors contributing to a reduction in sales, it seems very likely that a continued increase in the unemployment rate will have a negative impact on sales.

Overall impact on our Future Earnings

Notwithstanding our downturn in sales during 2008 as compared to 2007, we intend to continue to evaluate and analyze our business decisions through effective inventory management, as described in greater detail under the heading Inventory Management, included elsewhere in this MD&A.    As described in the preceding paragraphs, the health of the U.S. economy, particularly the availability of credit and the discretionary spending power of potential customers, all will have an impact on our future earnings. We believe that we may be able to counter a portion of the reduction in sales by focusing more on sales of used motorcycles which have smaller ticket prices than new motorcycles and provide us with profit margins that can be between 30% and 40% greater than sales of new motorcycles. Additionally, although our revenue per unit may be less, it appears that we have been able to maintain greater sales levels of smaller motorcycles which even when sold new sell at prices significantly less than the larger models. While we are hoping that this strategy will help to increase our sales through the first half of 2009, until the credit markets are hopefully revived, there is no assurance that we will be successful. Furthermore, in the event that we are able to successfully integrate additional dealerships and/or new brands into our existing business, we believe that this could result in greater sales margins and an even greater increase in earnings. These greater sales margins would be created by the consolidation of expenses through the implementation of our superstore business plan, resulting in greater earnings per unit sold. While it is management's intent to pursue the goals described herein, we cannot assure you that these goals will be achieved at any level.

Loan Transactions.

To fund the amount payable at closing for Chicago Cycles, we borrowed $1,250,000 from The Fifth Third Bancorp Bank (the “Bank”), pursuant to a term loan. This loan, which initially matured on May 31, 2004, was refinanced with the Bank through a term loan amortized over a 72 month period, and was payable in full on May 31, 2007, bearing interest at prime plus one percent (6.25% as of March 31, 2008). This loan was renewed on October 25, 2007 under the same terms and conditions with a maturity date of August 31, 2010. Our payment obligations under this term loan also are personally guaranteed by Russell Haehn and Gregory Haehn. This loan is also secured by a first priority lien on all of our assets (including, without limitation, the Chicago Cycles assets). As of December 31, 2008, the outstanding amount of this term loan, including accrued interest thereon, was $399,360.

On December 20, 2005, one of our shareholders (the “Bridge Lender”) provided us with a bridge loan in the principal amount of $250,000 (the "2005 Bridge Loan"). In connection with the 2005 Bridge Loan we issued to the Bridge Lender a $250,000 principal amount promissory note providing for interest at the rate of fifteen percent (15%) per annum (the "2005 Bridge Note"). Interest on the 2005 Bridge Note was payable monthly, and all outstanding principal and accrued but unpaid interest was due and payable on March 20, 2006. In March 2006 we repaid $25,000 of the outstanding principal amount and at March 31, 2006, the outstanding principal amount was $225,000. We obtained a ninety (90) day extension for the payment of the remaining $225,000. In consideration for this extension we paid the Bridge Lender $2,500. On June 29, 2006 we repaid an additional $25,000 of the outstanding principal amount and at September 20, 2006, the outstanding principal amount was $200,000. On September 20, 2006, we obtained another sixty (60) day extension for the payment of the remaining $200,000 due on November 20, 2006. We did not pay any additional consideration to the third party for such extension. Payment of the 2005 Bridge Note was further extended to June 15, 2007 in consideration for our payment of $2,250 to the Bridge Lender for both this extension and the extension for repayment of the 2006 Bridge Note discussed below. The outstanding indebtedness under the 2005 Bridge Note was restructured on December 1, 2007 as provided below.

On October 27, 2006, Russell Haehn, the Company's Chairman and Chief Executive Officer provided a working capital loan to the Company in the amount of $350,000. This loan is evidenced by a promissory note in the principal amount of $350,000 payable on demand any time after October 26, 2007. This note bears interest at a rate of 6% per annum and the outstanding principal amount and all accrued interest are payable upon demand or sooner if prepaid by the Company. The balance as of December 31, 2008 is $168,915.

On December 4, 2006, the Bridge Lender provided us with an additional bridge loan in the principal amount of $250,000 (the “2006 Bridge Loan”). In connection with the 2006 Bridge Loan we issued to the Bridge Lender a $250,000 principal amount promissory note providing for interest at the rate of fifteen and one-half percent (15.5%) per annum (the "2006 Bridge Note"). Interest on the 2006 Bridge Note was payable monthly, and all outstanding principal and accrued but unpaid interest was due and payable on March 4, 2007. Payment of the 2006 Bridge Note was extended to June 15, 2007 in consideration for our payment of $2,250 to the Bridge Lender for both this extension and the extension for repayment of the 2005 Bridge Note discussed above. The outstanding indebtedness under the 2006 Bridge Note was restructured on December 1, 2007 as provided below.

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

On February 26, 2008, Gregory Haehn, the Company’s President and Chief Operating Officer, provided a working capital loan to the Company in the amount of $100,000. This loan is evidenced by a promissory note in the principal amount of $100,000 payable on demand. This note bears interest at a rate of 6% per annum and the outstanding principal amount and all accrued interest are payable upon demand or sooner if prepaid by the Company. The balance as of December 31, 2008 was $92,968.

On October 21, 2008, a stockholder, who is also an employee of the Company, provided a working capital loan to the Company in the amount of $100,000. This loan is evidenced by a promissory note in the principal amount of $100,000 payable on demand. This note bears interest at a rate of 6% per annum commencing on January 1, 2009, and the outstanding principal amount and all accrued interest are payable upon demand or sooner if prepaid by the Company. The balance as of December 31, 2008 was $100,000.

We also had a revolving line of credit with the Bank, in the maximum amount of $250,000. This line of credit bore interest at the rate of prime plus one percent (4.25% as of December 31, 2008), and had no stipulated repayment terms. As of December 31, 2008, the amount of principal and interest outstanding on this credit line was $249,863.  On January 5, 2009, we converted this line of credit into a term loan (the “Term Loan”).  The Term Loan bears interest at a rate of 3.75 points above Libor.  Principal and interest are payable monthly based on a five-year amortization schedule with a balloon payment due and payable on November 30, 2009.

Financing Activities.

In September 2005, the Company sold to accredited investors, in a private placement offering (the “September 2005 Private Placement”), 2,870 Series A Shares and warrants to purchase up to of 5,740,000 shares of common stock (the “Series A Warrants”), resulting in the receipt by the Company of $2,870,000 of gross proceeds including the repayment of $50,000 of indebtedness outstanding under the Bridge Loan from HSK Funding, Inc., by the conversion of that amount into Series A Shares and Series A Warrants. These securities are convertible into shares of common stock. After deduction of all offering expenses for the September 2005 Private Placement, including the placement agent's commissions and nonaccountable expense allowance, the Company received net proceeds of $2,485,163. The Company used these net proceeds for debt repayment, legal fees, and general working capital purposes. As of December 31, 2008, 420 Series A Shares were converted into 938,500 shares of our common stock. Additionally, during 2007 and through December 31, 2008, we issued an aggregate of 1,156,569 shares of common stock to the holders of our Series A Shares, in lieu of cash dividends. Our dividend payments to the holders of Series A Shares as of September 1, 2008, were paid in cash  and not by issuing additional shares of our common stock. We paid these stockholders an aggregate of $85,750 in respect of this dividend.  We currently intend to pay future dividend payments to the holders of our Series A Shares in cash and not by issuing additional shares of our common stock.

Anticipated Funding of Operations.

The amount required to fund the growth of our ongoing operations, as well as the means by which we obtain this funding, will be wholly dependent on the magnitude and timeframes we set for any growth in our business. Based on our current expected growth in the next 12 to 24 months, we expect to fund our ongoing operations as follows:

Cash Flow from Operations

We experienced an 11.3% decline in sales in 2008 as compared to 2007, and a reduction in cash flow from operations.  In an attempt to increase our cash flow from operations during 2009, we intend to continue to significantly reduce our inventory and our operating expenses, as we began doing during the third quarter of 2008. Prior to 2008, we increased our cash flow from operations through a consistent plan of reducing operating costs and increasing profit margins on our sales. We intend to continue this policy throughout the remainder of 2009.  We believe that by further reducing our operating costs beyond the levels we achieved in 2008 and continuing to increase our profit margins, we will continue to generate sufficient cash flow from operations to fund our business for at least the next twelve months. To the extent that we experience a significantly weaker sales climate during the remainder of 2009, our ability to continue to generate such cash flow could be impaired, notwithstanding our reduced operating costs and increased profit margins.

Bank Financing

On December 31, 2008, we had a revolving credit line with Fifth Third Bancorp of which $249,863 was funded.  The revolving credit line was converted on January 5, 2009 to the Term Loan described above.

Equity Financing

Although it is not our intention to raise additional funds through the sale of our equity securities to directly fund our working capital needs, to the extent that sales of our power sports products continue at the levels experienced in 2008 and the first quarter of 2009 and/or the growth of our business involves either the acquisition of other power sports dealers or the acquisition of significant assets out of the ordinary course of our business, such as acquiring inventory of a new brand of motorcycles, we will most likely be required to raise additional funds through the sale of common stock or preferred stock to consummate any of these acquisitions. It could be difficult for us to raise funds in amounts and on terms sufficient to fund any of these proposed acquisitions.

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

Year ended December 31, 2008 Compared to Year ended December 31, 2007:

	2008	2007	Increase (Decrease)	% Change
Total Revenues	$87,547,927	$98,696,692	$(11,148,765)	-11.2%
Cost of Sales	$74,979,381	$84,109,662	$(9,130,281)	-10.8%
Gross Profit	$12,568,546	$14,587,030	$(2,018,484)	-13.8%
Operating Expenses	$12,124,990	$12,190,626	$(65,636)	-0.5%
Income from Operations	$443,556	$2,396,404	$(1,952,848)	-81.5%
Other Income and (Expense)	$(838,082)	$(1,098,960)	$(260,878)	23.7%
Income (Loss) before Provision (Benefit) for Income Taxes	$(394,526)	$1,297,444	$(1,691,970)	-130.4%
Net Income (Loss) before Preferred Dividends	$39,174	$766,444	$(721,270)	-94.8%

Total Revenues:

Total revenues for the year ended December 31, 2008 were $87,547,927 representing a decrease of $11,148,765 (11.2%) from the $98,696,692 reported for the year ended December 31, 2007. This reduction in revenues between the two periods was primarily attributable to the weak overall economic environment and the increased difficulty for consumers to obtain loans to finance the purchase of our products, all of which caused a reduction in our motorcycle sales, as well as sales throughout the industry.

Cost of Sales:

Cost of sales for the year ended December 31, 2008 was $74,979,381 which was $9,130,281 (10.8%) less than the cost of sales of $84,109,662 for the year ended December 31, 2007. This reduction in the cost of sales for the comparable periods was primarily attributable to the 11.2% reduction in sales of motorcycles and other powersports products in 2008 compared to 2007.

Gross Profit:

Gross profit for the year ended December 31, 2008 was $12,568,546 which was $2,018,484 (13.8%) less than gross profit for the year ended December 31, 2007.  This reduction in gross profit was primarily attributable to the 11.2% reduction in sales between these two comparable periods which was only partially offset by a 10.8% reduction in the cost of those sales.

Operating Expenses

Operating expenses for the year ended December 31, 2008 were $12,124,990 as compared to $12,190,626 for the year ended December 31, 2007.  This represented a nominal reduction in operating expenses between the two periods.

Income from Operations:

We had income from operations, before other income (expense) for the year ended December 31, 2008 of $ 443,556, as compared to income from operations before other income (expense) of $2,396,404 for the year ended December 31, 2007, which reflects a decrease in income of $1,952,848 (81.5%). This decrease in income from operations was the result of the significant decline in sales and corresponding reduction in gross profit, as discussed above.  This decrease can also be attributed to the fact that notwithstanding the significant decrease in sales of motorcycles and other powersports equipment between these two periods, operating expenses decreased only nominally.

Other Income and (Expense):

Other expenses for the year ended December 31, 2008 were $838,082, representing a $260,878 decrease (23.7%) from $1,098,960 for the year ended December 31, 2007. This reduction in other expense was primarily attributable to the reduction of interest expenses from $1,272,885 during 2007, compared to $990,450 during 2008. The reduction in interest expenses between the comparable periods was primarily attributable to the reduction in the amount of inventory we carried under our floor plan financing arrangements at both of our locations during 2008.

Income (Loss) before Provision (Benefit) for Income Taxes

We had a loss before benefit for taxes for the year ended December 31, 2008 of $394,526 as compared with income before provision for taxes of $1,297,444 for the year ended December 31, 2007, which represents a decrease of $1,691,970 (130%).  The change from income before provision for income taxes to a loss before benefit for taxes can be attributed to the same reasons for the decrease in income from operations discussed above.  Income before provision from income taxes during 2008 was somewhat better when compared with the same period in 2007, as a result of the reduction in interest expense, between the two periods, as described in Other Income and (Expense) above.

Net Income before Preferred Dividends:

We had net income before preferred dividends of $39,174 for the year ended December 31, 2008, as compared to net income before preferred dividends of $766,444 for the year ended December 31, 2007. This reflects a decrease in income before preferred dividends of $727,270 (94.8%) between these comparable periods. The decrease in income before preferred dividends can be attributed to the same reasons described under the heading Income (Loss) before Provision (Benefit) for Income Taxes above.  This reduction in net income before preferred dividends would have been greater had we not had a benefit of $433,700 benefit for taxes in 2008 in respect of an adjustment for overstated tax liability in a previous period.

Liquidity and Capital Resources.

Our primary source of liquidity has been cash generated by operations and borrowings under various credit facilities. As of December 31, 2008, we had $549,551 in cash and cash equivalents, compared to $919,784 as of December 31, 2007. Until required for operations, our policy is to invest excess cash in bank deposits and money market funds. Net working capital as of December 31, 2008 was $1,669,936, compared to $1,442,703 as of December 31, 2007.

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

As of December 31, 2008, we had outstanding indebtedness payable within 12 months in an aggregate amount of approximately $19,176,978. Of this amount, approximately $15,520,395 is payable to financial institutions in repayment of loans and other credit facilities provided to us and approximately $2,842,705 relates to outstanding trade payables. In the event that we are unable to repay all or any portion of these outstanding amounts from cash from operations, we would be required to (i) seek one or more extensions for the payment of such amounts, (ii) refinance such debt to the extent available, (iii) raise additional equity capital or (iv) consummate any combination of the foregoing transactions.

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

Management believes from information obtained within the industry that several motorcycle manufacturers will reduce their production in the model year 2009. A reduction in units produced will result in fewer units allocated to most dealerships. However, we believe that because of the number of units sold from our dealerships in 2008 and because allocation of units by dealerships is based upon the number of units a dealership sold during the prior year, we will not be adversely affected by the reduced production in 2009.

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

Seasonality.

Our two main products - motorcycles and ATVs are subject to seasonality. Traditionally, the motorcycle season begins in late February or early March and runs until September. In September/October, the sale of ATVs increases while motorcycle sales decrease.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are contained in this Annual Report:

• Report of Independent Registered Public Accounting Firm;

• Consolidated Balance Sheets - December 31, 2008 and 2007;

• Consolidated Statements of Income (Loss) - Years ended December 31, 2008 and 2007;

• Consolidated Statements of Stockholders' Equity - Years ended December 31, 2008 and 2007;

• Consolidated Statements of Cash Flow - Years ended December 31, 2008 and 2007; and

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

Under the supervision of management, including the two executive officers, an evaluation was conducted to measure the effectiveness of the Company’s internal control over financial reporting. This evaluation was based on the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The evaluation was conducted to assess the effectiveness of the Company’s internal control as it related to the financial reporting as of December 31, 2008.. Management believes that the Company’s internal control over financial reporting was effective as of December 31, 2008. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 has not been audited by Bagell, Josephs, Levine & Company LLC, the Company’s independent public accounting firm. Management’s report was not subject to attestation by the Company’s public accounting firm pursuant to temporary rules of the SEC.

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

NAME	AGE	POSITIONS HELD AND TENURE
Russell A. Haehn	61	Chairman, Chief Executive Officer and Director since January 2004
Gregory A. Haehn	63	President, Chief Operating Officer and Director since January 2004

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, generally requires our directors and executive officers and persons who own more than 10% of a registered class of our equity securities (“10% owners”) to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Directors and executive officers and 10% owners are required by SEC regulation to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on review of copies of the reports furnished to us and verbal representations that no other reports were required to be filed during the fiscal year ended December 31, 2008, all Section 16(a) filing requirements applicable to our directors, executive officers and 10% owners were met.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the annual and long-term compensation paid for the fiscal years ended December 31, 2008 and 2007 to our Chairman and Chief Executive Officer; and President and Chief Operating Officer (collectively, the “Named Executive Officers”). No other officer received compensation in excess of $100,000 in any of those years.

Name and Positions	Fiscal Year	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($)		Total ($)
Russell A. Haehn,	2008	$96,425	-0-	-0-	$102,845	(1)	$199,270
Chairman and	2007	$106,000	-0-	-0-	$220,715	(1)	$326,715
Chief Executive Officer

Gregory A. Haehn,	2008	$65,000	-0-	-0-	$19,100	(2)	$84,100
President and	2007	$71,700	-0-	-0-	$21,200	(2)	$92,900
Chief Operating Officer

(1)
Other compensation payable to Russell Haehn includes amounts payable to Mr. Haehn directly from manufacturers of certain of the products we sell, as an incentive to sell these products. The total amounts paid to Mr. Haehn during the years set forth in the above table were $90,845 in 2008 and $208,715 in 2007. Mr. Haehn also received an automobile allowance of $12,000 per year in each of those years.

(2)
Other compensation payable to Gregory Haehn reflects an automobile allowance of $12,000 in each of 2008 and 2007 and an aggregate of $7,100 paid to Mr. Haehn in 2008 and $9,200 in 2007 directly from manufacturers of certain of the products we sell, as an incentive to sell these products.

Outstanding Equity Awards at Fiscal-Year End

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date
Russell A. Haehn	1,000,000	—	$1.25	8/16/2009

Gregory A. Haehn	500,000	—	$1.25	8/16/2009

Employment Agreements

We do not have a written employment agreement with either of our Named Executive Officers.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of April 8, 2009, we had a total of 12,948,316 shares of common stock issued and outstanding.

The following table sets forth information, as of April 8, 2009, with respect to the beneficial ownership of our common stock by: (i) all directors; (ii) the Named Executive Officers; (iii) all current executive officers and directors as a group; and (iv) each shareholder known by us to be the beneficial owner of more than 5% of our common stock.

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

(2)
The percentages shown are calculated based upon 12,948,316 shares of common stock outstanding on April 8, 2009. The numbers and percentages shown include the shares of common stock actually owned as of April 8, 2009 and the shares of common stock that the person or group had the right to acquire within 60 days of April 8, 2009. In calculating the percentage of ownership, all shares of common stock that the identified person or group had the right to acquire within 60 days of April 8, 2009 upon the exercise of options and warrants are deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by such person or group, but are not deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by any other person.

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

(6)	Russell Haehn and Gregory Haehn are brothers.

The Company is not aware of any arrangement which might result in a change in control in the future.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

On October 27, 2006, Russell Haehn, our Chairman and Chief Executive Officer provided a working capital loan to us in the amount of $350,000. This loan is evidenced by a promissory note (the “Note”) in the principal amount of $350,000 payable on demand any time after October 26, 2007. The Note bears interest at a rate of 6% per annum, and the outstanding principal amount and all accrued interest are payable upon demand or sooner if prepaid by us.  The outstanding principal balance of this loan as of December 31, 2008 was $168,915.

On February 26, 2008, Gregory Haehn, the Company’s President and Chief Operating Officer, provided a working capital loan to the Company in the amount of $100,000. This loan is evidenced by the 2008 Note in the principal amount of $100,000 payable on demand. The 2008 Note bears interest at a rate of 6% per annum and the outstanding principal amount and all accrued interest are payable upon demand or sooner if prepaid by the Company. The balance as of December 31, 2008 was $92,968.

Director Independence

Our Common Stock is quoted on the OTC bulletin board interdealer quotation system which does not have director independence requirements. Under NASDAQ rule 4200(a)(15), a director is not considered to be independent if he or she also is an executive officer or employee of the corporation.  Under such definition neither of our two directors would be considered independent directors.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our principal outside auditor is Bagell, Josephs, Levine & Company, LLC (“Bagell”). Set forth below are the fees and expenses for Bagell for each of the last two years for the following services provided to us:

	2008		2007
Annual Audit Fees	$70,000		$60,000

Audit-Related Fees	$39,000	(1)	$55,000	(1)

Tax Fees	$—		$—

Other Fees	$—		$—

Total Fees	$109,000		$115,000

(1)	Fees paid for quarterly review of financial statements.

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

Exhibit Number and Document Description

2.1	Stock Purchase and Reorganization Agreement dated as of December 30, 2003 (1).

2.2	Repurchase Agreement dated December 30, 2003 (1).

2.3	Stock Purchase Agreement dated as of December 30, 2003 (1).

2.4	Share Purchase Agreement dated as of December 30, 2003 (1).

2.5	Asset Purchase Agreement dated April 2004 (Exhibit 2.1) (2).

3.1	Restated Articles of Incorporation of Giant Motorsports, Inc. (3).

3.2	Bylaws of Giant Motorsports, Inc. (4).

4.1	Form of Warrant for 1,000,000 shares of common stock dated January 20, 2004 (1).

4.2	Form of Warrant for 100,000 shares of common stock dated April 19, 2004 (5).

4.3	Stock Option Agreement with Russell A. Haehn (1,000,000 shares) (Exhibit 4.2) (6).

4.4	Stock Option Agreement with Gregory A. Haehn (500,000 shares) (Exhibit 4.3) (6).

4.5	Certificate of Designation of Series A Convertible Preferred Stock (Exhibit 99.1) (7).

4.6	Form of Investor Warrant (September 2005 Private Placement) (Exhibit 99.2) (7).

4.7	Form of Purchase Option (September 2005 Private Placement) (Exhibit 99.3) (7).

4.8	Registration Rights Agreement (September 2005 Private Placement (Exhibit 99.4) (7).

4.9	Specimen stock certificate for shares of common stock (8).

4.10	Specimen stock certificate for Series A Shares (8).

4.11	Specimen Warrant Certificate (9).

4.12	Form of Warrant Agreement between Olde Monmouth Stock Transfer Co., Inc. and the Company (9).

10.1	Agency Agreement between Giant Motorsports, Inc. and HCPF/Brenner Securities LLC dated September 9, 2005 (7).

10.2	Lease dated October 1, 2006, effective January 1, 2007, between Russell A. Haehn d/b/a Marck's Real Estate and W.W. Cycles, Inc. (10)

20.1	Secured Promissory Note dated April 2004 in the principal amount of $1,675,000 (2).

20.2	Commercial Security Agreement dated April 2004 (2).

20.3	Management Agreement between King's Motorsports Inc. d/b/a Chicago Cycle and Giant Motorsports, Inc. dated April 2004 (2).

21	Subsidiaries (11).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-4(a)) (11).

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)) (11).

32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)) (11).

32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)) (11).

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

(10) Filed as an exhibit to the Form 10-K filed April 17, 2007 and incorporated herein by reference.

(11) Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GIANT MOTORSPORTS, INC.

By:	/s/ Russell A. Haehn
Russell A. Haehn Chairman and Chief Executive Officer April 10, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 10, 2009	/s/ Russell A. Haehn
Russell A. Haehn Chairman and Chief Executive Officer (principal executive officer)

/s/ Gregory A. Haehn
April 10, 2009	Gregory A. Haehn President and Chief Operating Officer (principal financial and accounting officer)

BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
Certified Public Accountants
406 Lippincott Drive, Suite J
Marlton, New Jersey 08053
(856) 355-5900 Fax (856) 396-0022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Giant Motorsports, Inc.
Salem, Ohio

We have audited the accompanying consolidated balance sheets of Giant Motorsports, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of income (loss), stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2008.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Giant Motorsports, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

BAGELL, JOSPEHS, LEVINE & COMPANY, LLC
BAGELL, JOSEPHS, LEVINE & COMPANY, LLC
Marlton, New Jersey
April 6, 2009

GIANT MOTORSPORTS, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31,

	2008	2007

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$549,551	$919,784
Accounts receivable, net	3,114,135	3,421,107
Inventories	16,906,246	25,626,033
Deferred tax assets	244,000	22,000
Prepaid expenses	32,982	28,069
TOTAL CURRENT ASSETS	20,846,914	30,016,993

FIXED ASSETS, NET	1,295,743	1,666,828

OTHER ASSETS
Intangibles, net	1,688,950	1,688,950
Deposits	45,600	45,600
TOTAL OTHER ASSETS	1,734,550	1,734,550
	$23,877,207	$33,418,371

The accompanying notes are an integral part of these consolidated financial statements.

GIANT MOTORSPORTS, INC.
CONSOLIDATED BALANCE SHEETS (CONTINUED)
DECEMBER 31,

	2008	2007

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$472,639	$796,510
Notes payable, floor plans	15,047,756	24,748,401
Notes payable, officers	226,510	119,551
Note payable, shareholder	100,000	-
Accounts payable, trade	2,319,670	1,055,932
Accrued expenses	464,035	583,102
Accrued income taxes	59,000	436,200
Customer deposits	487,368	834,594
TOTAL CURRENT LIABILITIES	19,176,978	28,574,290

DEFERRED TAX LIABILITIES	139,000	13,500

LONG-TERM DEBT, Net of current portion	205,712	428,488
TOTAL LIABILITIES	19,521,690	29,016,278

COMMITMENTS

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value, authorized 5,000,000 shares
5,000 shares designated Series A Convertible, $1,000 stated
value 2,450 shares issued and outstanding at
December 31, 2008 and 2007	2,450,000	2,450,000
Common stock, $.001 par value, authorized 75,000,000 shares
12,452,651 and 11,791,747 shares issued and outstanding at
December 31, 2008 and 2007, respectively	12,949	12,453
Additional paid-in capital	2,141,942	2,053,218
Additional paid-in capital - Options	93,426	93,426
Additional paid-in capital - Warrants	1,724,800	1,724,800
Additional paid-in capital - Beneficial conversions	1,303,400	1,303,400
Issuance cost on preferred series A convertible	(786,762)	(786,762)
Retained earnings (deficit)	(2,584,238)	(2,448,442)
TOTAL STOCKHOLDERS' EQUITY	4,355,517	4,402,093
	$23,877,207	$33,418,371

The accompanying notes are an integral part of these consolidated financial statements.

GIANT MOTORSPORTS, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31,

	2008	2007
REVENUES
Sales	$85,261,044	$95,699,650
Finance, insurance and extended service revenues	2,286,883	2,997,042
TOTAL REVENUES	87,547,927	98,696,692

COST OF SALES	74,979,381	84,109,662
GROSS PROFIT	12,568,546	14,587,030

OPERATING EXPENSES
Selling expenses	7,481,390	7,973,104
General and administrative expenses	4,643,600	4,217,522
	12,124,990	12,190,626
INCOME FROM OPERATIONS	443,556	2,396,404

OTHER INCOME AND (EXPENSE)
Other income, net	152,368	193,464
Interest expense, net	(990,450)	(1,272,885)
Gain (loss) on sale of assets	-	(19,539)
	(838,082)	(1,098,960)

INCOME (LOSS) BEFORE PROVISION (BENEFITS) FOR TAXES	(394,526)	1,297,444

PROVISION (BENEFIT) FOR TAXES	(433,700)	531,000
INCOME (LOSS) BEFORE PREFERRED DIVIDENDS	39,174	766,444

PREFERRED DIVIDENDS	(174,970)	(185,287)

NET INCOME (LOSS) ATTRIBUTABLE TO
COMMON SHAREHOLDERS	$(135,796)	$581,157

BASIC INCOME (LOSS) PER SHARE	$(0.01)	$0.05

DILUTED INCOME (LOSS) PER SHARE	$0.00	$0.02

WEIGHTED AVERAGE SHARES OUTSTANDING

BASIC	12,866,837	12,225,073
DILUTED	12,866,837	28,904,647

The accompanying notes are an integral part of these consolidated financial statements.

GIANT MOTORSPORTS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008 and 2007

	Preferred Stock		Common Stock			Paid-in capital -	Paid-in capital -	Paid-in capital -	Issuance costs	Retained
	Shares	Amount	Shares	Amount	Paid-in capital	Options	Warrants	Beneficial conversion	preferred series A	earnings (Deficit)	Total

Balance, December 31, 2006	2,450	$2,450,000	11,791,747	$11,792	$1,868,592	$93,426	$1,724,800	$1,303,400	$(786,762)	$(3,029,599)	$3,635,649

Common shares dividends issued	-	-	660,904	661	184,626	-	-	-	-	(185,287)	-

Net income for the year ended December 31, 2007	-	-	-	-	-	-	-	-	-	766,444	766,444

Balance, December 31, 2007	2,450	2,450,000	12,452,651	12,453	2,053,218	93,426	1,724,800	1,303,400	(786,762)	(2,448,442)	4,402,093

Common shares dividends issued	-	-	495,665	496	88,724	-	-	-	-	(174,970)	(85,750)

Net income for the year ended December 31, 2008	-	-	-	-	-	-	-	-	-	39,174	39,174

Balance, December 31, 2008	2,450	$2,450,000	12,948,316	$12,949	$2,141,942	$93,426	$1,724,800	$1,303,400	$(786,762)	$(2,584,238)	$4,355,517

The accompanying notes are an integral part of these consolidated financial statements

GIANT MOTORSPORTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE YEARS ENDED DECEMBER 31,

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$39,174	$766,444
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	429,687	441,481
Provision for doubtful accounts	103,395	35,373
Deferred federal income taxes (credit)	(96,500)	84,800
(Gain) on sale of fixed assets	-	(184)
Loss on disposal of fixed assets	-	19,723
Decrease in accounts receivable, net	203,577	347,238
(Increase) in inventories	8,719,787	(4,358,898)
(Increase) decrease in prepaid expenses	(4,913)	(17,938)
Increase in customer deposits	(347,226)	638,348
Increase in floor plan liability	(9,700,645)	3,862,514
(Decrease) in accounts payable trade	1,263,738	(931,220)
Increase (decrease) in accrued expenses	(496,267)	525,363
NET CASH PROVIDED BY OPERATING ACTIVITIES	113,807	1,413,044

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(58,602)	(73,482)
Proceeds from sale of fixed assets	-	7,000
(Increase) in deposits	-	(4,600)
NET CASH (USED IN) INVESTING ACTIVITIES	(58,602)	(71,082)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on long-term debt	(546,647)	(345,759)
Loans (payments) received from officer loan	106,959	(232,949)
Loan received from shareholder	100,000	-
Preferred stock dividends to shareholders	(85,750)	-
NET CASH (USED IN) FINANCING ACTIVITIES	(425,438)	(578,708)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(370,233)	763,254

CASH AND CASH EQUIVALENTS, beginning of Year	919,784	156,530

CASH AND CASH EQUIVALENTS, end of Year	$549,551	$919,784

The accompanying notes are an integral part of these consolidated financial statements.

GIANT MOTORSPORTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE YEARS ENDED DECEMBER 31,

	2008	2007
OTHER SUPPLEMENTARY CASH FLOW INFORMATION

Debt incurred for acquisition of vehicles and equipment	$-	$57,092

Interest paid	$990,450	$1,272,885

Income taxes paid	$40,000	$10,000

Preferred stock dividends paid in common stock	$89,220	$185,287

The accompanying notes are an integral part of these consolidated financial statements.

GIANT MOTORSPORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

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
December 31, 2008 and 2007

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Allowance for Doubtful Accounts:
Accounts are written off when management determines that an account is uncollectible.  Recoveries of accounts previously written off are recorded when received.  An estimated allowance for doubtful accounts is determined to reduce the Company’s receivables to their carrying value, which approximates fair value.  The allowance is estimated based on historical collection experience, specific review of individual customer accounts, and current economic and business conditions.  Management has determined that an allowance of $25,000 is sufficient at December 31, 2008 and 2007, respectively.

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
December 31, 2008 and 2007

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

The Company’s policy is to review the amount of credit exposure to any one financial institution and place investments with financial institutions evaluated as being creditworthy.  In the ordinary course of business, the Company has bank deposits and overnight repurchase agreements that may exceed federally insured limits.  As of December 31, 2008 and 2007, the Company had $1,562 and $821,722, respectively, in excess of the federally insured limit.

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

Depreciation of property and equipment and amortization of leasehold improvements are provided using the straight-line method over the following estimated useful lives:

Fixtures, and equipment	3-7 years
Vehicles	5 years
Leasehold Improvements	39 years

GIANT MOTORSPORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2008 and 2007

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Goodwill and Other Intangible Assets:
In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement No. 142 “Goodwill and Other Intangible Assets”.  This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB opinion No. 17, “Intangible Assets”.  It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in the financial statements upon their acquisition.  This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.  The Company, in its acquisitions, recognized $1,588,950 of goodwill and $100,000 of other intangible assets associated with a licensing sales agreement.  The Company performs its annual impairment test for goodwill at year-end.  As of December 31, 2008, the Company has determined that no impairment is necessary.

	2008	2007

Goodwill	$1,588,950	1,588,950
Licensing Agreement	100,000	100,000
TOTAL	$1,688,950	1,688,950

Income Taxes:
Income taxes are calculated using the liability method specified by Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.”

At December 31, 2008 and 2007, income taxes are provided for amounts currently due and deferred amounts arising from temporary differences between income for financial reporting and income tax purposes.

Advertising Costs:
Advertising costs are expensed when incurred.  Charges to operations amounted to $1,322,437 and $1,337,397 for the years ended December 31, 2008 and 2007, respectively.

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
December 31, 2008 and 2007

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings (Loss) Per Share of Common Stock (Continued):
The following is a reconciliation of the computation for basic and diluted EPS:
	Years Ended December
	2008	2007

Net income (loss) attributed to common shares	$(135,796)	$581,157

Weighted-average common shares outstanding (Basic)	12,866,837	12,225,073

Weighted-average common stock equivalents:
Warrants	0	16,114,000
Options	0	565,574

Weighted-average common shares outstanding (diluted)	12,866,837	28,904,647

The Company uses the intrinsic value method to account for warrants granted to executive officers, directors, key employees and advisors for the purchase of common stock.  No compensation expense is recognized on the grant date, since at that date, the warrant price equals or is higher than the market price of the underlying common stock.  The Company discloses the pro forma effect of accounting for stock warrants under the fair value method.  The Company uses the fair value method to account for warrants granted to advisors for the purchase of common stock.  There were 16,679,574 common stock equivalents available at December 31, 2008 and 2007.

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

Recent Accounting Pronouncements:
In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 establishes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2007. The adoption of FIN 48 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

GIANT MOTORSPORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2008 and 2007

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued):
In September 2006, The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurement" ("SFAS No. 157"). This standard provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. Prior to SFAS No. 157, the methods for measuring fair value were diverse and inconsistent, especially for items that are not actively traded. The standard clarifies that for items that are not actively traded, such as certain kinds of derivatives, fair value should reflect the price in a transaction with a market participant, including an adjustment for risk, not just the company's mark-to-model value. SFAS No. 157 also requires expanded disclosure of the effect on earnings for items measured using unobservable data. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  In February 2008, the FASB issued FASB Staff position (“FSP”) No. 157-2, “Effective date of FASB Statement No. 157” which delayed for one year the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair financial fair value in the financial statements on a recurring basis (at least annually).  The Company is currently evaluating the impact of this statement on its future financial statements.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132R." This standard requires an employer to: (a) recognize in its statement of financial position an asset for a plan's overfunded status or a liability for a plan's underfunded status; (b) measure a plan's assets and its obligations that determine its funded status as of the end of the employer's fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The adoption of FAS 158 had no impact on the Company's financial position, results of operations or cash flows.

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

GIANT MOTORSPORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2008 and 2007

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" ("SFAS No. 141(R)"). SFAS No. 141(R) replaces SFAS No. 141, "Business Combinations", but retains the requirement that the purchase method of accounting for acquisitions be used for all business combinations. SFAS No. 141(R) expands on the disclosures previously required by SFAS No. 141, better defines the acquirer and the acquisition date in a business combination, and establishes principles for recognizing and measuring the assets acquired (including goodwill), the liabilities assumed and any non-controlling interests in the acquired business. SFAS No. 141(R) also requires an acquirer to record an adjustment to income tax expense for changes in valuation allowances or uncertain tax positions related to acquired businesses. SFAS No. 141(R) is effective for all business combinations with an acquisition date in the first annual period following December 15, 2008; early adoption is not permitted. The Company does not expect SFAS No. 141(R) to have a material impact on the Company's financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51" ("SFAS No. 160"). SFAS No. 160 requires that non-controlling (or minority) interests in subsidiaries be reported in the equity section of the company's balance sheet, rather than in a mezzanine section of the balance sheet between liabilities and equity. SFAS No. 160 also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company's income statement. SFAS No. 160 also establishes guidelines for accounting for changes in ownership percentages and for deconsolidation. SFAS No. 160 is effective for financial statements for fiscal years beginning on or after December 1, 2008 and interim periods within those years. As SFAS No. 160 will only impact the Company's presentation of minority interests on the balance sheet, the adoption of SFAS No. 160 will have no material impact on its financial condition, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS No. 161"). SFAS No. 161 enhances disclosures for derivative instruments and hedging activities, including: (i) the manner in which a company uses derivative instruments; (ii) the manner in which derivative instruments and related hedged items are accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and (iii) the effect of derivative instruments and related hedged items on a company's financial position. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The Company adopted this statement as of February 1, 2009. As SFAS No. 161 relates specifically to disclosures, this standard will have no impact on the Company's financial condition, results of operations or cash flows.

GIANT MOTORSPORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2008 and 2007

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In April 2008, the FASB issued FASB Staff Position ("FSP") No. 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP No. 142-3"). FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, "Goodwill and Other Intangible Assets". FSP No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The adoption of FSP No. 142-3 is not expected to have a material impact on the Company's financial condition, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 162"). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS No. 162 is effective 60 days following approval by the U.S. Securities and Exchange Commission ("SEC") of the Public Company Accounting Oversight Board's amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles". The Company does not expect SFAS No. 162 to have a material impact on its financial condition, results of operations or cash flows.

In December 2008, the FASB issued FASB Staff Position FSP 132(R)-1, "Employers Disclosures about Postretirement Benefit Plan Assets," which provides additional guidance on employers' disclosures about plan assets of a defined benefit pension or other postretirement plan. This interpretation is effective for financial statements issued for fiscal years ending after December 15, 2009. The Company does not expect the adoption of this interpretation to have a material impact on their financial condition, results of operations or cash flows.

NOTE B - ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consisted of the following:
	2008	2007
A/R-Customers and dealers	$1,488,294	$1,771,686
A/R-Manufacturers	670,654	787,201
A/R-Employees	64,789	25,994
Contracts in transit	915,398	861,226
	3,139,135	3,446,107
Allowance for doubtful accounts	25,000	25,000
	$3,114,135	$3,421,107

GIANT MOTORSPORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2008 and 2007

NOTE C - INVENTORIES

Inventories consisted of the following:
	2008	2007
Parts and accessories	$2,364,941	$2,188,250
Vehicles	14,541,305	23,437,783
TOTALS	$16,906,246	$25,626,033

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

NOTE D – FIXED ASSETS

Fixed assets consisted of the following:
	2008	2007
Fixtures and equipment	$2,165,584	$2,132,504
Vehicles	448,439	422,917
Leasehold improvements	617,065	617,065
	3,231,088	3,172,486
Less accumulated depreciation	(1,935,345)	(1,505,658)
NET FIXED ASSETS	$1,295,743	$1,666,828

Depreciation expense charged to operations amounted to $429,687 and $441,481 for the years ended December 31,  2008 and 2007, respectively.

GIANT MOTORSPORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2008 and 2007

NOTE E - NOTES PAYABLE - FLOOR PLANS

The Company has floor plan financing agreements for the purchase of its new and used vehicle inventory.  The floor plans are collateralized by substantially all corporate assets.  The following is a summary of floor plan financing agreements:
	2008	2007
Kawasaki Motors Finance Company floor plan agreement provides for borrowings up to $2,300,000. The manufacturer at its discretion may increase the borrowings. Interest is payable monthly and fluctuates with prime and varies based on the type of unit financed and the length of time the unit remains on the floor plan (ranging from 6.0% to 18.0% at December 31, 2008 and 8.5% to 9.5% at December 31, 2007). Principal payments are due upon the sale of the specific units financed.	$2,237,758	$2,291,608
GE Commercial Distribution Finance floor plan agreement for Yamaha units provides for borrowings up to $1,900,000. The manufacturer at its discretion may increase the borrowings. Interest is payable monthly and fluctuates with prime and varies based on the type of unit financed and the length of time the unit remains on the floor plan (ranging from 4.0% to 7.0% at December 31, 2008 and 7.5% at December 31, 2007). Principal payments are due upon the sale of the specific units financed.	1,504,138	2,595,894
GE Commercial Distribution finance floor plan agreement for Suzuki units provides for borrowings up to $150,000. The manufacturer at its discretion may increase the borrowings. Interest is payable monthly and fluctuates with prime and varies based on the type of unit financed and the length of time the unit remains on the floor plan (ranging from 5.5% to 13.0% at December 31, 2008 and 7.5% to 15.0% at December 31, 2007). Principal payments are due upon the sale of the specific units financed.	2,506,246	6,448,146
Polaris Acceptance floor plan agreement provides for borrowings up to $600,000. The manufacturer at its discretion may increase the borrowings. The agreement is collateralized by specific units financed. Interest is payable monthly and fluctuates with prime and varies based on the type of unit financed and the length of time the unit remains on the floor plan (ranging from 8.75% to 13.0% at December 31, 2008 and 12.0% to 16.5% at December 31, 2007). Principal payments are due the earlier of date of sale or one year after financing.	539,423	413,700

GIANT MOTORSPORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2008 and 2007

NOTE E - NOTES PAYABLE - FLOOR PLANS (CONTINUED)

Fifth Third Bank floor plan agreement provides for borrowings up to $2,500,000. The manufacturer at its discretion may increase the borrowings. Interest is payable monthly and fluctuates with prime and varies based on the type of unit financed and the length of time the unit remains on the floor plan (3.25% at December 31, 2008 and 7.25% at December 31, 2007, respectively). Principal payments are due upon the sale of the specific units financed.	1,374,751	2,725,631
American Honda Finance floor plan agreement provides for borrowings up to $200,000. The manufacturer at its discretion may increase the borrowings. Interest is payable monthly and fluctuates with prime and varies based on the type of unit financed and the length of time the unit remains on the floor plan. (3.25% to 5.61% at December 31, 2008 and 7.25% at December 31, 2007, respectively). Principal payments are due upon the sale of the specific units financed.	539,906	856,782
GE Commercial Distribution Finance floor plan agreement for Ducati units provides for borrowings up to $800,000. Interest is payable monthly and fluctuates with prime and varies based on the type of unit financed and the length of time the unit remains on the floor plan (ranging from 7.5% to 10.50% at December 31, 2008, and 9.5% to 10.5% at December 31, 2007). Principal payments are due upon the sale of the specific units financed.	788,283	798,764
GE Commercial Distribution Finance floor plan agreement for Yamaha units provides for borrowings up to $2,100,000. Interest is payable monthly and fluctuates with prime and varies based on the type of unit financed and the length of time the unit remains on the floor plan (ranging from 3.25% to 7.0% at December 31, 2008 and 7.5% to 10.5% at December 31, 2007). Principal payments are due upon the sale of the specific units financed.	1,197,392	1,210,118
GE Commercial Distribution Finance floor plan agreement for Suzuki units provides for borrowings up to $150,000. The manufacturer at its discretion may increase the borrowings. Interest is payable monthly and fluctuates with prime and varies based on the type of unit financed and the length of time the unit remains on the floor plan (ranging from 3.25% to 12.0% at December 31, 2008 and 7.5% to 8.5% at December 31, 2007). Principal payments are due upon the sale of the specific units financed.	1,745,530	3,545,557

GIANT MOTORSPORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2008 and 2007

NOTE E - NOTES PAYABLE - FLOOR PLANS (CONTINUED)

Fifth Third Bank floor plan agreement provides for borrowing up to $2,500,000. Interest is payable monthly and fluctuates with prime and varies based on the type of unit financed and the length of time the unit remains on the floor plan (3.25% at December 31, 2008 and 7.25% at December 31, 2007). Principal payments are due upon the sale of the specific units financed.	727,995	2,062,177
Kawasaki Motors Finance Company floor plan agreement provides for borrowings up to $1,500,000. Interest is payable monthly and fluctuates with prime and varies based on the type of unit financed and the length of time the unit remains on the floor plan (ranging from 3.25% to 18.0% at December 31, 2008 and 8.5% to 18.0% at December 31, 2007). Principal payments are due upon the sale of the specific units financed.	1,135,146	1,494,424
GE Commercial Distribution Finance floor plan agreement for Special Product units provides for borrowings up to $150,000. The manufacturer at its discretion may increase the borrowings. Interest is payable monthly and fluctuates with prime and varies based on the type of unit financed and the length of time the unit remains on the floor plan (ranging from 3.25% to 9.0% at December 31, 2008 and 10.5% at December 31, 2007). Principal payments are due upon the sale of the specific units financed.	102,641	45,015
GE Commercial Distribution Finance floor plan agreement for CPI units provides for borrowings up to $250,000. The manufacturer at its discretion may increase the borrowings. Interest is payable monthly and fluctuates with prime and varies based on the type of unit financed and the length of time the unit remains on the floor plan (ranging from 3.25% to 10.0% at December 31, 2008 and 9.0% to 10.5% at December 31, 2007 ). Principal payments are due upon the sale of the specific units financed.	236,399	260,585
GE Commercial Distribution Finance floor plan agreement for Ducati units provides borrowings up to $3,500,000. Interest is payable monthly and fluctuates with prime and varies based on the type of unit financed and the length of time the unit remains on the floor plan (ranging from 3.25% to 9.5% at December 31, 2008). Principal payments are due upon the sale of the specific units financed.	412,148	-0-
TOTALS	$15,047,756	$24,748,401

GIANT MOTORSPORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2008 and 2007

NOTE F - LONG-TERM DEBT

The following is a summary of long-term debt:
	2008	2007

A $330,000 note payable with HSK Funding bearing interest at 15.5% at December 31, 2008.	$-0-	$320,000

Note payable to bank bearing interest at 9.96%, payable in monthly installments of $929, through May 2011, collateralized by vehicle.	23,855	32,170

Note payable to bank bearing interest at 6.95%, payable in monthly installments of $897, through June 2009, collateralized by vehicle.	5,273	15,286

A $250,000 revolving line of credit at a bank bearing interest at a variable rate of prime plus 1% (4.25% and 8.25% at December 31, 2008 and 2007, respectively). The loan is collateralized by substantially all the Company’s assets and the building owned personally by an officer.	249,863	249,863

Note payable to bank bearing interest at prime plus 1% payable in monthly principal installments of $17,360 plus interest, through August 2010. The note is collateralized by substantially all Company’s assets, and shareholder guarantees.	399,360	607,680

	678,351	1,224,998
Less current maturities	472,639	796,510
TOTALS	$205,712	$428,488

Future scheduled maturities of long-term debt are:

YEAR ENDING	AMOUNT
2009	$472,639
2010	201,181
2011	4,531
2012	-0-
2013	-0-
TOTAL	$678,351

GIANT MOTORSPORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2008 and 2007

NOTE G - NOTES PAYABLE - OFFICERS

Notes payables to officers consisted of advances from officers of the Company bearing interest at 6% with no stipulated repayment terms.  The loans are demand loans and have been classified as current liabilities.  The balance at December 31, 2008 and 2007 was $226,510 and $119,551, respectively.  Interest charged to operations amounted to $12,967 and $13,452 in 2008 and 2007, respectively.

NOTE H – NOTE PAYABLE-SHAREHOLDER

Note payable to shareholder consisted of non-interest bearing advances from a shareholder of the Company with no stipulated repayment terms.  The loan is a demand loan and has been classified as a current liability.  The balance at December 31, 2008 was $100,000.

NOTE I - INCOME TAXES

Income taxes (credit) consisted of the following:
	2008	2007
Federal:

Current	$(337,200)	$492,750
Deferred	(96,500)	38,250

TOTALS	$(433,700)	$531,000

Deferred tax assets (liabilities) consisted of the following:
	2008	2007
Deferred tax assets – current and long-term:
Allowance for doubtful accounts and net
operating loss carryforward	$244,000	$22,000

Deferred tax liabilities - long-term:
Depreciation and amortization	(139,000)	(38,250)
TOTALS	$105,000	$(16,250)

NOTE J - RELATED PARTY TRANSACTIONS

The Company leases its Ohio subsidiary retail facility from a shareholder, who has personally guaranteed the debt on the building, under a five-year agreement with two five-year renewal terms.  Charges to operations amounted to $288,000 in 2008 and 2007.

NOTE K - EMPLOYEE BENEFIT PLANS

The Company sponsors a Simple Retirement Plan for all eligible employees.  The Company matches 100% of employee contributions up to 3% of compensation.  Charges to operations amounted to $31,365 and $32,260 in 2008 and 2007, respectively.

GIANT MOTORSPORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2008 and 2007

NOTE L - LEASES

The Company had been leasing its Chicago subsidiary retail facility under a month-to-month agreement for 2004.  In 2005, the Company moved its operations to a new facility under a ten-year agreement with a ten-year renewal option.  The payments on the lease commenced in August 2005 at a monthly amount of $33,333 through May of 2006, then increasing to $40,000 per month from June 2006 through May 2007, $45,000 per month from June 2007 through May 2008, $46,667 from June 2008 through May 2009 and then increasing 3% annually for the remaining term of the lease.  The Company is also liable for a proportionate share of the expenses and taxes over a specified amount.  The Company had been granted a four (4) month rent holiday.  Rent expense has been calculated using the straight-line basis over the lease term of ten (10) years to reflect the inclusion of the rent-free period.

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

The following is a summary of future minimum lease payments under the operating leases that have initial or remaining non-cancellable terms in excess of one year as of December 31, 2008:

YEAR ENDING	AMOUNT

2009	$1,072,535
2010	1,096,069
2011	1,120,311
2012	1,145,283
2013	1,171,003
$5,605,201

The Company also leased four residential locations in Chicago under month-to-month agreements.  The amount charged to rent amounted to $41,698 and $44,400 for the years ended December 31, 2008 and 2007, respectively.

GIANT MOTORSPORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2008 and 2007

NOTE M – PREFERRED STOCK

The Company has 5,000,000 shares of preferred stock authorized, with a par value of $.001 per share.  Included in these 5,000,000 shares are 5,000 authorized shares of Series A Convertible Preferred stock, of which 2,450 shares are issued and outstanding at December 31, 2008.  On September 16, 2005, the Company issued 2,870 shares of Series A Convertible Preferred stock with a stated value of $1,000 to accredited investors in a private placement offering.  Each share of Series A Convertible Preferred Stock is convertible into 2,000 shares of the Company’s common stock.  However, the Company was not able to have its Registration Statement declared effective by the original due date and subsequently, each holder of the preferred shares was able to convert their shares at less than the agreed upon factor.  This “triggering event” provided a discount on the conversion, and additional shares were provided to those shareholders who did not consent, and consequently, converted their preferred Series A share.

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

The Company issued 495,665 and 660,904 shares of its common stock as a dividend to all Series A Preferred shareholders for the years ended December 2008 and 2007, respectively, in accordance with the placement offering provisions.  The Company issued a cash dividend in the amount of $85,750 on September 1, 2008 to all Series A Preferred shareholders.

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

NOTE N – COMMON STOCK

The Company has 75,000,000 shares of $.001 par common stock authorized, with 12,948,316 and 12,452,651 issued and outstanding at December 31, 2008 and 2007, respectively.

The Company issued 495,665 and 660,904 shares of its common stock as a dividend to all Series A Preferred shareholders for the years ended December 31, 2008 and 2007, respectively, in accordance with the placement offering provisions.

GIANT MOTORSPORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2008 and 2007

NOTE O – SUBSEQUENT EVENTS

The Company had an existing line of credit in the amount of $250,000, which was funded to $249,863.  On January 5, 2009, the Company converted this line of credit into a term loan.  The term loan bears interest at 3.75 points above the LIBOR.  Principal and interest are payable monthly based on a five year amortization schedule with a balloon payment due November 30, 2009.

The Company issued a cash dividend in the amount of $85,750 to all Series A Preferred shareholders on March 2, 2009.